Form 10-Q
period 2008-07-31
OCEAN ENERGY, INC
filed 2008-09-15
CIK 1437494

U.S. Securities and Exchange Commission

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008.

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the transition period from N/A to N/A

____________________

Commission File No. 333-151747

____________________

OCEAN ENERGY, INC.

(Name of small business issuer as specified in its charter)

               Nevada                                                                                                                                       26-2210011

        State of Incorporation                                                                                                       IRS Employer Identification No.

1984 Isaac Newton Square West, Suite 202, Reston, VA 20190
(Address of principal executive offices)

(703) 227-7165

 (Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes   ☒     No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non–Accelerated filer  ☐  Small Business Issuer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 15, 2008
Common stock, $0.001 par value	12,200,000

OCEAN ENERGY, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED JULY 31, 2008

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

CERTIFICATIONS

Exhibit 31 – Management certification……………………………………………………... 25-30

Exhibit 32 – Sarbanes-Oxley Act……………………………….…………………………….25-30

                                                                                                         2

Ocean Energy, Inc.
( A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY
(From November 28, 2007 (Inception) through July 31, 2008)

			Additional
	Common Stock		Paid in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Common Shares issued to Founders at $0.001 per Share on Jan 15th, 2008	9,000,000	$ 9,000	$ -	$ -	$ 9,000
Common Stock issued for cash at $0.01 per share in 15th of April, 2008	3,200,000	3,200	28,800		32,000

Net (Loss) for period				(21,500)	(21,500)

Balance, April 30, 2008	12,200,000	$ 12,200	$ 28,800	$(21,500)	$ 19,500

Net (Loss) for period				(3,962)	(3,962)

Balance, July 31, 2008	12,200,000	$ 12,200	$ 28,800	$ (25 462)	$ 15 538

The accompanying notes are an integral part of these statements 3

Ocean Energy, Inc.
( A Development Stage Company)
BALANCE SHEETS

	July 31,	April 30,
	2008	2008
ASSETS	(unaudited)

Current Assets
Cash	$ 15 538	$ 19 500

Total Assets	$ 15 538	$ 19 500

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$ -	$ -

Total Liabilities	$ -	$ -

Stockholders' Equity (Deficit)

Common Stock, 75,000,000
shares authorized at $0.001
par value
12,200,000 shares issued and
oustanding	$ 12,200	$ 12,200
Additional Paid in Capital	28,800	28,800

Deficit Accumulated During
Development Stage	(25,462)	(21,500)

Total Stockholders' Equity	15,538	7,300

Total liabilities and stockholders' equity	$ 15,538	$ 7,300

The accompanying notes are an integral part of these statements 4

Ocean Energy, Inc.
( A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

		From Inception
	For the Three	November 28,
	Months Ended	2007 through
	July 31,	July 31,
	2008	2008

Revenue:
Revenue	-	-

Total Revenue	-	-

Expenses:
General and Administrative	1.943	10.943
Consulting, Legal and Accounting	2.019	14.519

Total expenses	3.962	25.462

Loss before income taxes	3.962	25.462

Provision for income taxes	-	-

Net loss	3.962	25.462

Basic and Diluted Earnings (Loss) per Common Share	$ (0,01)

Weighted Average Number of Common Shares	11,662,108

The accompanying notes are an integral part of these statements 5

Ocean Energy, Inc.
( A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

		From Inception
	For the Three	November 28,
	Months Ended	through
	July 31	July 31,
	2008	2008
Operating Activities:
Net income (loss)	$ (3,962)	$ (25,462)

Stock issued for services		(9,000)

Net cash provided by (used in) operating activities	(3,962)	(16,462)

Investing Activities:
(Purchases)/disposal of equipment	-	-

Cash (used) in investing activities	-	-

Financing Activities:
Proceeds from the sale of Stock		32,000

Net cash provided by (used in) financing activities	-	32,000

Net increase (decrease) in cash and cash equivalents	(3,962)	5,538

Cash and cash equivalents at beginning of the period	19,500	-

Cash and cash equivalents at end of the period	$ 15 538	$ 15 538

Supplemental Information:
Interest	$ -	$ -
Taxes	$ -	$ -
Non-cash transactions:
Stock Issued for Services		9,000
The accompanying notes are an integral part of these statements 6

OCEAN ENERGY, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2008

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Ocean Energy Inc., (“the Company”) was incorporated in the State of Nevada on November 28, 2007. The company is in the development stage according to SFAS № 7. The goal of the company is the development, production, and distribution of sea wave energy converters and Wave Electric Power Plants (WEPP). WEPP convert renewable marine and/or ocean hydrokinetic energy to electricity. The electricity produced can be used for domestic or local use, or widely distributed as needed.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all short-term liquid investments that are readily convertible to know amounts of cash and have original maturities of three months or less. As of July 31, 2008 there were no cash equivalents.

Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 Requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

No provision was made for Federal income tax. The provision for income taxes consists of the state minimum tax imposed on corporations.

OCEAN ENERGY, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2008

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting Basis

The basis is accounting principles generally accepted in the United States of America. The Company has adopted at April 30 fiscal year end.

Earnings per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Stock Based Compensation

As of July 31, 2008, the Company has not issued any share-based payments to its employees.

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation.  In this statement stock based compensation is divided into two general categories, based upon who the stock receiver is, namely: employees/directors and non-employees/directors.  The employees/directors category is further divided based upon the particular stock issuance plan, namely compensatory and non-compensatory.  The employee/directors non-compensatory securities are recorded at the sales price when the stock is sold.  The compensatory stock is calculated and recorded at the securities’ fair value at the time the stock is given. SFAS 123 also provides that stock compensation paid to non-employees be recorded with a value which is based upon the fair value of the services rendered or the value of the stock given, whichever is more reliable.  The Company has selected to utilize the fair value of the stock issued as the measure of the value of services obtained.

OCEAN ENERGY, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2008

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

Below is a listing of the most recent Statement of Financial Accounting Standards (SFAS) 155-157 and their effect on the Company.

Statement No. 155 – Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.  SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows.  SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument.

Statement No. 156 – Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which provides an approach to simplify efforts to obtain hedge-like (offset) accounting.  This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied.

OCEAN ENERGY, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2008

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

Statement No. 157 – Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to clarify how to measure fair value and to expand disclosures about fair value measurements.  The expanded disclosures include the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value on earnings and is applicable whenever other standards require (or permit) assets and liabilities to be measured at fair value.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

NONE 2. COMMON STOCK

The company is authorized to issue 75,000,000 shares of common stock, par value of $0.001 per share. Our Articles of Incorporation do not authorize us to issue any preferred stock. As of July 31, 2008, there were 12,200,000 shares of common stock issued and outstanding.

NOTE 3.  STOCKHOLDERS EQUITY

The Company is authorized to 75,000,000 common shares with a $0.001 par value. As of July 31, 2008 - 12,200,000 shares were outstanding.

On January 15, 2008, the Company issued 7,500,000 shares of common stock at the par value of $0.001 per share to Valentyna Stupenko the CEO and a Founder of the Ocean Energy Inc.

On January 15, 2008, the Company issued 1,500,000 shares of common stock at the par value of $0.001 per share to Yury Milkov the CTO and a Founder of the Ocean Energy Inc

On April 15, 2008, the Company issued 3,200,000 restricted shares of common stock for $32,000 cash or $0.01 per share.

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from inception to July 31, 2008 of $25,462.

OCEAN ENERGY, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2008

NOTE 4.  GOING CONCERN (CONTINUED)

Losses are expected to continue for the immediate future.  In addition, the Company’s cash flow requirements have been met by the generation of capital through private placements of the Company’s common stock and loans. Assurance cannot be given that this source of financing will continue to be available to the Company and demand for the Company’s equity instruments will be sufficient to meet its capital needs. However; the company is in process of following through with its business plan with sufficient capital at present to meet its business plan.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet it’s obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately to generate revenues.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form S-1, as amended, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this S-1, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein.

HISTORY

“Ocean Energy, Inc.” was incorporated in Nevada on November 28, 2007 with the purpose of profitably  producing and distributing Ocean Power Converters (OPC) supplying seashore consumers. This  innovative, patent-pending technology is the result of 15 years of improvement of the Wincrants rotor executed by the CEO of our company. Nine prototypes of OPC have been manufactured and tested, one of which was installed and tested in the city of Suva, Fiji Islands, by the University of the South Pacific. After this was completed, an official letter regarding the successful realization of the project was issued. Interest in the development of the engineering of sea wave power was revealed by the South Pacific Geoscience Application Commission – SOPAC (Fiji) and by the governments of Nauru, Kiribati, Tonga, Tuvalu, Samoa, Bahamas, and others.

The next full scale prototype, a 2 kW OPC, was manufactured and tested in the Black Sea at the Experimental division of the Sevastopol Marine Hydrophysical Institute. An official letter from the Institute confirms that OPC is an effective and reliable device for power production derived from sea waves.

Further development of the construction of Ocean Power Converters has led to the creation of a  simpler, more reliable, less expensive OPC device. In October of 2007, the trade association IPC filed  a Patent Cooperation Treaty application to install a new model of OPC. Estimated costs of electrical power produced by improved OPCs do not exceed 3 cents per kWh,  with an expected lifetime of  no less than 15 years. The estimated resource of the world’s ocean wave energy potential is about 100TW.

INDUSTRY BACKGROUND

Worldwide total electrical power consumption reached about 100 GW by 2005. Electrical generation capacity grows at approximately 5% per year, while demand is growing by more than 10% per year. This has led to an increase in electricity prices of approximately 5 - 10%  per year.

The oceans have a tremendous amount of energetic potential and are close to many, if not most, of the world’s most concentrated populations. Some believe that ocean power will provide a substantial amount of new renewable energy around the world. Difficulties arising from marine life attaching to energy systems in the sea require these generators to be easily cleanable.

Wave power refers to the energy of ocean surface waves and the capture of that energy to do useful work, including electricity generation, desalination, and the pumping of water into reservoirs. Wave power is a form of renewable energy and is one of the most environmentally friendly forms of energy currently available. Wave energy has been included as a Renewable Energy source by the latest U.S. Federal Regulations. It is emission-free and its placement reduces the destructive effect of waves on the coastline. Though often co-mingled, wave power is distinct from the diurnal flux of tidal power and the steady gyre of ocean currents.

Good wave power locations have a flux of about 50 kW per meter of shoreline. Using present-day technology, a maximum of about 20% of that energy, or 10 kW per meter, could be converted into useful electricity. According to the Palo-Alto based EPRI (Electric Power Research Institute, www.epri.com) and their document  Assessment of Waterpower Potential and Development Needs,  “An average of 37,000 megawatts of energy dissipates on California’s 1,200 kilometers (745 miles) of coastline”.

Assuming large scale deployment of wave power technology, coverage of 5000 kilometers of shoreline (worldwide) is plausible. Therefore, the potential for shoreline-based wave power is about 50 GW. Deep water wave power resources are truly enormous. The potential of energy flux of waves that wash against shores is about 3 TW.

The Energy Independence and Security Act of 2007 [H.R.6] (Subtitle C - Marine and Hydrokinetic Renewable Energy Technologies) pays a great deal of attention to the development of Wave energy technologies.

The Energy Policy Act of 2005 and The Energy Independence and Security Act of 2007 were designed to reduce dependence upon foreign energy sources (which has now grown to over 50% of total energy consumption) by relying on energy generated by domestically-produced, environmentally-friendly sources.  These energy sources are specifically designated under law and include natural gas, propane, ethanol, methanol, hydrogen, electricity, and biodiesel.

As of March 2006, 22 U.S. states and the District of Columbia have enacted renewable portfolio standards (RPS) laws and goals, which require up to 25% of the electricity sold in the state to be generated by renewable resources by specified dates in the future. Outside of the U.S., some 43 countries have a national target for renewable energy supply. The European Union (EU) has been particularly aggressive in creating policies to increase renewable energy production and use. In fact, the EU has issued a directive requiring that the member countries collectively generate 21% of their electricity and 12% of their total energy from renewable sources by 2010. In the U.S., RPS’s have typically been established via state legislation, mandates issued by state public utility commissions, and in one case, a 2004 statewide ballot initiative in Colorado. The eligible renewable energy sources and other RPS policies vary from state to state, and generally, though not always, favor the renewable energy resource that is least costly within each state.

Wave power generation is not a widely employed technology, and no commercial wave farm has yet been established, but there are several development-stage projects.

AquaEnergy’s Makah Bay Offshore Wave Energy Pilot Project is a proposed 1 MW pilot wave energy project located off the coast of Washington State. The project will consist of four buoys generating 250 kW each. The project is currently in the FERC (Federal Energy Regulatory Commission) licensing process.

Ocean Power Technologies’ (OPT) Reedsport Wave Park is a proposed 50 MW project off the coast of Oregon. The FERC preliminary permit application was accepted in July 2006 and issuance of a permit based on the application filed July 14, 2006 is pending.

While the U.S. program has consisted of efforts primarily by individual waterpower developers, ocean energy research in the United Kingdom has received significant government funding. This funding provides a benchmark of the level of effort that the U.S. may need to invest to develop technologies to access its ocean energy resources. According to a personal communication with Gary Shanahan, Director of Emerging Technologies for the UK Department of Trade & Industries, the UK has invested and completed ocean energy research amounting to:

•

25 million pounds from 199 to 2005 (approximately $47 million USD)

•

50 million pounds from 2006 to 2008 (approximately $95 million USD)

•

42 million pounds to support developed prototypes (not R&D) (approximately $80 million USD)

•

8 million pounds to support infrastructure projects and address environmental issues (approximately $15 million USD)

PRODUCT BACKGROUND

The energy of sea waves increases in proportion to the third power of amplitude; therefore, each 10-meter wave brings generates 150 kW per meter of wave front. In this case, a 1000 meter-coastline power plant can produce 15 MW with 10% efficiency, enough power to supply a small town of 30,000 inhabitants.

The winter energy consumption of Great Britain (30 GW) can be satisfied by a wave power plant situated in the North Atlantic behind Hebrides. The exceptionally large waves in that area move energy production into the range of a large power plant; one to two thousand meter coastlines are capable of producing 150-200 MW of power. Smaller customers can be provided with proportionately smaller units to produce an appropriate power supply; with 10 to 20 meters of coastline available, 10 to 20 kW of power can be produced.

The best material for wave unit production on the industrial scale is plastic – polyethylene, polypropylene, and so on.  Such material isn't expensive, especially recycled - about $100 USD per ton. There are a lot of machines currently available for blowing and extrusion of different parts of the wave energy device. Taking these figures into account, the cost of a small-scale plastic wave power plant will be $150-$160 USD per kW, with the costs of a large-scale plant being even lower. The service life of plastic wave devices is 3-5 years, depending on solar radiation resistance. Since the pay-back term of each plant is approximately three to four months, the cost of the plant will be returned 12-15 times over its service lifetime, which is quite profitable for the energy sector.

A prototype of our wave power station, consisting of a rotor converter of sea-wave energy attached to a conventional energy generator, was tested. Our OPC consists of rotors with work cells located on their side surface. The rotors are attached to a hard frame in parallel and are connected to conventional electrical generators for transmission.

Work cells are equipped with unidirectional valves, which allow air and water to flow in one direction only inside the cells. Sea water is oscillating and passing through the cells on one side only, creating an inequality in the gravitational force and causing rotation according to Archimedes’ Principle.

While afloat when there are waves on the sea, the wave power station generates electric current and directs it through a cable to a consumer (a settlement on the sea shore, a vessel or a producing enterprise).

Unlike most other alternative energy sources, our OPC can produce electricity according to any international electricity standards, which can be used by any existing electrical apparatus without the need for any additional converters and modifications.

OPC / WEPP (Wave Electric Power Plant) units not only produce electricity but also dissipate the force of storm waves and provide coastline protection.

The full-size pilot wave power device (5m x 10m) with a capacity up to 3 kW will be assembled and installed on the shore of the Ha’apai Islands in Tonga under the Project. This power unit will be used for autonomous energy supply of an FM transmitter with a power of approximately 1 kW.

Floating parts of the device are made from recycled plastic: work cells from HDPE, and work rotors from PVC. After assembling, the device will be toweled and moored in the deep water off the coast on  concrete anchors. The device is connected to the electricity consumer by underwater cable. There is an accumulator battery to allow non-stop energy supply regardless of current weather conditions.

BUSINESS MODEL

1.

Research, development, and production of OPC and WEPP. We plan to develop a model row of WEPP with different electric power:

a.

Coastal, connected to the grid;

b.

Small-sized power units for remote customers (such as sea oil platforms); and

c.

An energy source for moving vessels.

2.

Development of sales and service of OPC/WEPP through a network of local representatives and installers.

3.

Further research, development, and manufacture of wave energy converters.

PLAN OF OPERATION

We plan the following development stages for our enterprise:

A.

Stage One

a.

Engineering the development of a full-scale model of a 10kW pre-serial WEPP on the basis of the existing 3kW prototype;

b.

Preparing the 10kW WEPP for serial production;

c.

Developing a marketing plan;

d.

Seeking investors and business partners

Stage Duration: 10 months

Required Investment: $360,000 USD.

B.

Stage Two

a.

Placement of contracts for manufacturing, delivery, and installation of WEPP in several countries in Southeast Asia, including China and South Korea;

b.

Manufacturing and installing a full-scale industrial specimen of a WEPP in the Pacific Ocean;

c.

Completing the international patent process and the sale of licenses on technology;

d.

Arrangement of the industrial production of differently-sized WEPP units:

Sizes of WEPP Units

WEPP Power Unit	Diameter of Rotor (in meters)	WEPP Size (in square meters)
1 kW	1	3 m x 8 m = 24 m2
3 kW	1.5	5 m x 10 m = 50 m2
5 kW	1.5	7 m x 10 m = 70 m2
10 kW	1.5	15 m x 10 m = 150 m2
20 kW	3	10 m x 30 m = 300 m2
50 kW	3	25 m x 30 m = 750 m2
100 kW	3	50 m x 30 m = 1500 m2

Stage Duration: 24 months

Required Investment: $900,000 USD.

C.

Stage Three

a.

Engineering development of a full model row of WEPP;

b.

Placement of contracts of manufacturing, delivery, and installation of industrial WEPP in the Pacific Ocean

The installation price of OPC/WEPP is approximately $1,250 to $1,500USD per kW of installed power, comparable with the installation cost of a wind power generator or a gasoline mini power station.

Estimated Price of WEPP Units (excluding delivery and assemblage)

WEPP Unit Capacity	Estimated Price (USD)
3 kW	$3,600
10 kW	$11,000
20 kW	$21,000
50 kW	$51,000
100 kW	$100,000

According to materials of correspondence with potential buyers, at the given sale prices, the estimated annual sales volumes are as follows:

a)

Fiji, Nauru, Kiribati, Vanuatu and the Solomon Islands - $500,000 USD

b)

Chile and the Bahamas - $2,000,000 USD

c)

North Sea Oil Platforms - $1,000,000,000 USD

We plan to raise additional funds through joint venture partnerships, project debt financings or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. There is no assurance that we will be successful in raising additional capital or achieving profitable operations. Our consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We will need financing within 12 months to execute our business plan. The total time period between the arrangement of financing and a production launch is estimated at 18 to 24 months.

RECENT DEVELOPMENTS

As previously noted, a prototype of our unique technology of sea wave energy to electricity conversion, a result of 15 years of work improving the rotors, was tested at Suva, Fiji Islands, by the University of the South Pacific, and patented in 2005.

More recently, a full scale prototype of the Ocean Power Converter (OPC) with installed power up to 2 kW was manufactured and tested at the Experimental division of the Sevastopol Marine Hydrophysical Institute, Black Sea, Crimea Peninsula.

Further development of the construction of the OPC has led to the creation of a simpler, more reliable, less expensive OPC prototype. Estimations show that the costs of electrical power produced by the improved OPC do not exceed three cents per kWh. The pay-back term of each plant is approximately three to four months; therefore, the cost of each plant will be returned 12-15 times over its service lifetime.

RESULTS OF OPERATIONS

Results of Operations for the quarter ended July 31, 2008.

The Company generated no revenues for the quarter ended July 31, 2008.

Operating Expenses for the quarter ended July 31, 2008.

The Company had operating expenses of $3,962 for the quarter ended July 31, 2008.

Other Expense from for the quarter ended July 31, 2008.

The Company had no other expenses for the quarter ended July 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

We believe the proceeds from private placements and the reserves will generate sufficient cash in assisting with the operating needs of the Company. The Company is continuing to inquire into new investments to provide for further research and development capital and assisting further acquisitions over the next twelve months.

Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. Our principal use of funds has been for the further development of our OPC/WEPP Project, for capital expenditures and general corporate expenses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. A critical accounting policy is one that is both very important to the portrayal of our financial condition and results, and requires management’s most difficult, subjective or complex judgments. Typically, the circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS 151, "Inventory Costs." SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage) UNDER THE GUIDANCE IN ARB 43, Chapter 4, "inventory Pricing" Paragraph 5 of ARB 42, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal a to require treatment as current period charges..."

This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company intends to implement the above effective January 1, 2008.

In December 2004, the FASB issued SFAS 152, "Accounting for Real Estate Time-Sharing Transactions." The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS 66,

"Accounting for Sales of Real Estate," for real estate time-sharing transactions. SFAS 152 amends Statement 66 to reference the guidance provided in SOP 04-2. SFAS 152 also amends SFAS 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. The Company is not impacted by this pronouncement.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. The Company is in the process of reviewing this pronouncement and will implement this pronouncement effective January 1, 2008, where applicable.

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123R"). SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS 123R is effective for the first interim or annual reporting period of the company's first fiscal year that begins on or after June 15, 2005. The new standard will require us to recognize compensation costs in our financial statements in an amount equal to the fair value of share-based payments granted to employees and directors. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations and earnings per share.

The Company has requested the Compensation Committee to review the impact of this pronouncement and to review the costs of stock options, restricted stock and other incentive-equity based programs to align management and its employees with the shareholders' interests. The Company will implement this pronouncement effective January 1, 2008.

In March 2005, the U.S. Securities and Exchange Commission, or SEC, released Staff Accounting Bulletin 107, "Share-Based Payments," ("SAB 107"). The interpretations in SAB 107 express views of the SEC staff, or staff, regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123R. SAB 107 requires stock-based compensation be classified in the same expense lines as cash compensation is reported for the same employees. The Company and management are reviewing SAB 107 in conjunction with its review of SFAS 123R.

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47 "ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS--AN INTERPRETATION OF FASB STATEMENT NO. 143" ("FIN No. 47"). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective no later than December 31, 2005. FIN No. 47 did not impact the Company for the year ended December 31, 2005.

In May 2005, the FASB issued SFAS No. 154, "ACCOUNTING CHANGES AND ERROR CORRECTIONS, A REPLACEMENT OF APB NO. 20 AND FASB STATEMENT NO. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 was utilized for the restatement of the beneficial conversion feature for the year ended December 31, 2004.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No.157 (SFAS 157), “FAIR VALUE MEASUREMENTS” which defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure requirements about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of adopting SFAS 157 on our financial statements.

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), “THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES, INCLUDING AN AMENDMENT TO SFAS 115.” SFAS No. 159 allows the measurement of many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. In addition, SFAS 159 includes an amendment of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for fiscal years that begin after November 15, 2007. We are currently evaluating the impact, if any, of adopting SFAS 159 on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “NONCONTROLLING INTERESTS IN FINANCIAL STATEMENTS—AN AMENDMENT OF ARB NO.51”. SFAS 160 is intended to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, and entities to provide sufficient disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No.160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have an effect our financial statements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors. Certain officers and directors of the Company have provided personal guarantees to our various lenders as required for the extension of credit to the Company.

Accounting Policies Subject to Estimation and Judgment

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue, allowance for doubtful accounts, reserves for income taxes, and litigation. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or condition are used.

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. A critical accounting policy is one that is both very important to the portrayal of our financial condition and results, and requires management’s most difficult, subjective or complex judgments. Typically, the circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain.

ADDITIONAL INFORMATION

We file reports and other materials with the Securities and Exchange Commission.  These documents may be inspected and copied at the Commission’s Public Reference Room at Judiciary Plaza, 100 F Street, N.E., Room 1580, Washington, D.C. 20549.  You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting.  Our Chief Executive Officer and Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of July 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of July 31, 2008, our internal control over financial reporting was effective.

(b)  Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company except with threatened litigation in regard to unpaid debt obligations, and one employee claiming unlawful termination. No actions regarding the unpaid debt have been initiated as of this date.   The Company also believes that the wrongful termination suit has no merit.  There are no material proceedings to which any director, officer or affiliate of the Company or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 1A - Risk Factors

WE ARE A “SHELL” COMPANY AND OUR SHARES ARE SUBJECT TO RESTRICTIONS ON RESALE.

As we currently have nominal operations and our assets consist of cash, and/or cash equivalents, we will be deemed a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Accordingly, until we are no longer a “shell company,” we will file a Form 10 level disclosure, and continue to be a reporting company pursuant to the Securities Exchange Act of 1934, as amended, and for twelve months, shareholders holding restricted, non-registered shares will not be able to use the exemptions provided under Rule 144 for the resale of their shares of common stock. Preclusion from any prospective investor using the exemptions provided by Rule 144 may be more difficult for us to sell equity securities or equity-related securities in the future to investors that require a shorter period before liquidity or may require us to expend limited funds to register their shares for resale in a future prospectus.

VOLATILITY IN OUR COMMON SHARE PRICE MAY SUBJECT US TO SECURITIES LITIGATION, THEREBY DIVERTING OUR RESOURCES THAT MAY HAVE A MATERIAL EFFECT ON OUR PROFITABILITY AND RESULTS OF OPERATIONS.

As discussed in the preceding risk factors, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

WE INCUR INCREASED COSTS AS A RESULT OF BEING A PUBLIC COMPANY, WHICH COULD AFFECT OUR PROFITABILITY AND OPERATING RESULTS.

The Sarbanes-Oxley Act of 2002 and the new rules subsequently implemented by the Securities and Exchange Commissions, the Nasdaq National Market and the Public Company Accounting Oversight Board have imposed various new requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These costs could affect profitability and our results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no other changes in securities and small business issuer purchase of equity securities during the period ended July 31, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended July 31, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended July 31, 2008.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 15, 2008	. By: /s/ Valentyna Stupenko
Valentyna Stupenko
Chairman, President Chief Executive Officer (Principle Executive Officer), Chief Financial Officer

Exhibit 31.1

 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14(a) and Rule 15d-14 under the Securities Exchange Act of 1934

--------------------------------------------------------------------

I, Valentyna Stupenko, Chief Executive Officer of the Company, certify, that:

 1.           I, have reviewed this Quarterly report on Form 10Q of Ocean Energy, Inc;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.    The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a.   Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  c.  Evaluated the effectiveness of the small business issuer’s disclosure and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations: and

d.   Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.   The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a.    All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b.   Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: September 15, 2008	. By: /s/ Valentyna Stupenko
Valentyna Stupenko
Chairman, President Chief Executive Officer (Principle Executive Officer)

Exhibit 31.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14(a) and Rule 15d-14 under the Securities Exchange Act of 1934

--------------------------------------------------------------------

I, Valentyna Stupenko, Chief Financial Officer of the Company, certify, that:

1.      I, have reviewed this Quarterly report on Form 10Q of Ocean Energy, Inc;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.     The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a.    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  c.  Evaluated the effectiveness of the small business issuer’s disclosure and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations: and

d.   Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.   The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a.    All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b.   Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: September 15, 2008	By: /s/ Valentyna Stupenko
Valentyna Stupenko
Chief Financial Officer

 Exhibit 32.1

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

--------------------------------------------------------------------

In connection with the Quarterly Report of Ocean Energy, Inc. (the "Company") on Form 10-Q for the period ending July 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Valentyna Stupenko, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)        The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: September 15, 2008	By: /s/ Valentyna Stupenko
Valentyna Stupenko
Chairman, President Chief Executive Officer (Principle Executive Officer)

Exhibit 32.2

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

--------------------------------------------------------------------

In connection with the Quarterly Report of Ocean Energy, Inc. (the "Company") on Form 10-Q for the period ending July 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Valentyna Stupenko, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)        The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: September 15, 2008	By: /s/ Valentyna Stupenko
Valentyna Stupenko
Chief Financial Officer