Form 10-Q
period 2008-10-31
OCEAN ENERGY, INC
filed 2008-12-16
CIK 1437494

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)
[  ]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2008.

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
For the transition period from N/A to N/A

Commission File No. 333-151747

OCEAN ENERGY, INC.
(Name of small business issuer as specified in its charter)

Nevada	26-2210011
State of Incorporation	IRS Employer Identification No.

1984 Isaac Newton Square West, Suite 202, Reston, VA 20190
(Address of principal executive offices)

(703) 227-7165
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes  [X]      No  [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [  ]    Accelerated filer [  ]    Non-Accelerated filer [  ]    Small Business Issuer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [X]      No  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 16, 2008
Common stock, $0.001 par value	12,200,000

OCEAN ENERGY, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2008

<TOC>

PART I - FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

OCEAN ENERGY, INC.
(A Development Stage Company)
BALANCE SHEETS

	October 31, 2008	April 30, 2008

	(unaudited)
ASSETS
Current Assets
Cash	$434	$19,500

Total Assets	$434	$19,500

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$-	$-

Total Liabilities	$-	$-

Stockholders' Equity (Deficit)
Common Stock, 75,000,000 shares authorized at $0.001 par value, 12,200,000 shares issued and outstanding	$12,200	$12,200
Additional Paid in Capital	30,800	28,800
Deficit Accumulated During Development Stage	(42,566)	(21,500)

Total Stockholders' Equity	434	19,500

Total liabilities and stockholders' equity	$434	$19,500

The accompanying notes are an integral part of these financial statements

<TOC>

OCEAN ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended October 31, 2008	For the Six Months Ended October 31, 2008	From Inception November 28, 2007 through October 31, 2008

Revenue:
Revenue	$-	$-	$-

Total Revenue	-	-	-

Expenses:
General and Administrative	14,000	15,943	24,943
Consulting, Legal and Accounting	3,104	5,123	17,623

Total expenses	17,104	21,066	42,566

Loss before income taxes	17,104	21,066	42,566

Provision for income taxes	-

Net loss	$(17,104)	$(21,066)	$(42,566)

Basic and Diluted Earnings (Loss) per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares	11,662,108	11,662,108

The accompanying notes are an integral part of these financial statements

<TOC>

OCEAN ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended October 31, 2008	For the Six Months Ended October 31, 2008	From Inception November 28, 2007 through October 31, 2008

Operating Activities:
Net income (loss)	$(17,104)	$(19,066)	$(40,566)
Stock issued for services			9,000

Net cash provided by (used in) operating activities	(17,104)	(19,066)	(31,566)

Investing Activities:
(Purchases)/disposal of equipment	-	-	-

Cash (used) in investing activities	-	-	-

Financing Activities:
Proceeds from the sale of Stock	-	-	32,000
Contributed Capital	2,000	2,000	2,000

Net cash provided by (used in) financing activities	2,000	2,000	34,000

Net increase (decrease) in cash and cash equivalents	(15,104)	(19,066)	434

Cash at beginning of the period	15,538	19,500	-

Cash at end of the period	$434	$434	$434

Supplemental Information:
Interest	$-	$-	$-

Taxes	$-	$-	$-

Non-cash transactions:
Stock Issued for Services			9,000

The accompanying notes are an integral part of these financial statements

<TOC>

OCEAN ENERGY, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
OCTOBER 31, 2008

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Ocean Energy Inc., ("the Company") was incorporated in the State of Nevada on November 28, 2007. The goal of the company is the development, production, and distribution of sea wave energy converters and Wave Electric Power Plants (WEPP). WEPP convert renewable marine and/or ocean hydrokinetic energy to electricity. The electricity produced can be used for domestic or local use, or widely distributed as needed.

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

Cash and Cash Equivalents

Cash and cash equivalents include all short-term liquid investments that are readily convertible to know amounts of cash and have original maturities of three months or less. As of October 31, 2008 there were no cash equivalents.

Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 Requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company's predecessor operated as entity exempt from Federal and State income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

No provision was made for Federal income tax. The provision for income taxes consists of the state minimum tax imposed on corporations.

<TOC>

OCEAN ENERGY, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
OCTOBER 31, 2008

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Basis

The basis is accounting principles generally accepted in the United States of America. The Company has adopted at April 30 fiscal year end.

Earnings per Share

The basic earnings (loss) per share is calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Stock Based Compensation

As of October 31, 2008, the Company has not issued any share-based payments to its employees.

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation. In this statement stock based compensation is divided into two general categories, based upon who the stock receiver is, namely: employees/directors and non-employees/directors. The employees/directors category is further divided based upon the particular stock issuance plan, namely compensatory and non-compensatory. The employee/directors non-compensatory securities are recorded at the sales price when the stock is sold. The compensatory stock is calculated and recorded at the securities' fair value at the time the stock is given. SFAS 123 also provides that stock compensation paid to non-employees be recorded with a value which is based upon the fair value of the services rendered or the value of the stock given, whichever is more reliable. The Company has selected to utilize the fair value of the stock issued as the measure of the value of services obtained.

<TOC>

OCEAN ENERGY, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
OCTOBER 31, 2008

NOTE 2.  COMMON STOCK

The company is authorized to issue 75,000,000 shares of common stock, par value of $0.001 per share. Our Articles of Incorporation do not authorize us to issue any preferred stock. As of October 31, 2008, there were 12,200,000 shares of common stock issued and outstanding.

NOTE 3.  STOCKHOLDERS EQUITY

The Company is authorized to 75,000,000 common shares with a $0.001 par value. As of July 31, 2008 - 12,200,000 shares were outstanding.

On January 15, 2008, the Company issued 7,500,000 shares of common stock at the par value of $0.001 per share to Valentyna Stupenko the CEO and a Founder of the Ocean Energy Inc.

On January 15, 2008, the Company issued 1,500,000 shares of common stock at the par value of $0.001 per share to Yury Milkov the CTO and a Founder of the Ocean Energy Inc.

On April 15, 2008, the Company issued 3,200,000 restricted shares of common stock for $32,000 cash or $0.01 per share.

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from inception to October 31, 2008 of $42,566.

Losses are expected to continue for the immediate future. In addition, the Company's cash flow requirements have been met by the generation of capital through private placements of the Company's common stock and loans. Assurance cannot be given that this source of financing will continue to be available to the Company and demand for the Company's equity instruments will be sufficient to meet its capital needs. However; the company is in process of following through with its business plan with sufficient capital at present to meet its business plan.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet it's obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately to generate revenues.

<TOC>

OCEAN ENERGY, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
OCTOBER 31, 2008

NOTE 5.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

<TOC>

OCEAN ENERGY, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
OCTOBER 31, 2008

NOTE 5.  RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

<TOC>

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management's discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled "Risk Factors" in the Company's Annual Report on Form S-1, as amended, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

<TOC>

Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this S-1, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management's Discussion and Analysis of Results of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the financial statements included herein.

HISTORY

"Ocean Energy, Inc." was incorporated in Nevada on November 28, 2007 with the purpose of profitably  producing and distributing Ocean Power Converters (OPC) supplying seashore consumers. This  innovative, patent-pending technology is the result of 15 years of improvement of the Wincrants rotor executed by the CEO of our company. Nine prototypes of OPC have been manufactured and tested, one of which was installed and tested in the city of Suva, Fiji Islands, by the University of the South Pacific. After this was completed, an official letter regarding the successful realization of the project was issued. Interest in the development of the engineering of sea wave power was revealed by the South Pacific Geoscience Application Commission - SOPAC (Fiji) and by the governments of Nauru, Kiribati, Tonga, Tuvalu, Samoa, Bahamas, and others.

The next full scale prototype, a 2 kW OPC, was manufactured and tested in the Black Sea at the Experimental division of the Sevastopol Marine Hydrophysical Institute. An official letter from the Institute confirms that OPC is an effective and reliable device for power production derived from sea waves.

Further development of the construction of Ocean Power Converters has led to the creation of a  simpler, more reliable, less expensive OPC device. In October of 2007, the trade association IPC filed  a Patent Cooperation Treaty application to install a new model of OPC. Estimated costs of electrical power produced by improved OPCs do not exceed 3 cents per kWh,  with an expected lifetime of  no less than 15 years. The estimated resource of the world's ocean wave energy potential is about 100TW.

<TOC>

INDUSTRY BACKGROUND

Worldwide total electrical power consumption reached about 100 GW by 2005. Electrical generation capacity grows at approximately 5% per year, while demand is growing by more than 10% per year. This has led to an increase in electricity prices of approximately 5 - 10%  per year.

The oceans have a tremendous amount of energetic potential and are close to many, if not most, of the world's most concentrated populations. Some believe that ocean power will provide a substantial amount of new renewable energy around the world. Difficulties arising from marine life attaching to energy systems in the sea require these generators to be easily cleanable.

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

Good wave power locations have a flux of about 50 kW per meter of shoreline. Using present-day technology, a maximum of about 20% of that energy, or 10 kW per meter, could be converted into useful electricity. According to the Palo-Alto based EPRI (Electric Power Research Institute, http://www.epri.com/) and their document  Assessment of Waterpower Potential and Development Needs,  "An average of 37,000 megawatts of energy dissipates on California's 1,200 kilometers (745 miles) of coastline".

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

<TOC>

As of March 2006, 22 U.S. states and the District of Columbia have enacted renewable portfolio standards (RPS) laws and goals, which require up to 25% of the electricity sold in the state to be generated by renewable resources by specified dates in the future. Outside of the U.S., some 43 countries have a national target for renewable energy supply. The European Union (EU) has been particularly aggressive in creating policies to increase renewable energy production and use. In fact, the EU has issued a directive requiring that the member countries collectively generate 21% of their electricity and 12% of their total energy from renewable sources by 2010. In the U.S., RPS's have typically been established via state legislation, mandates issued by state public utility commissions, and in one case, a 2004 statewide ballot initiative in Colorado. The eligible renewable energy sources and other RPS policies vary from state to state, and generally, though not always, favor the renewable energy resource that is least costly within each state.

Wave power generation is not a widely employed technology, and no commercial wave farm has yet been established, but there are several development-stage projects.

AquaEnergy's Makah Bay Offshore Wave Energy Pilot Project is a proposed 1 MW pilot wave energy project located off the coast of Washington State. The project will consist of four buoys generating 250 kW each. The project is currently in the FERC (Federal Energy Regulatory Commission) licensing process.

Ocean Power Technologies' (OPT) Reedsport Wave Park is a proposed 50 MW project off the coast of Oregon. The FERC preliminary permit application was accepted in July 2006 and issuance of a permit based on the application filed July 14, 2006 is pending.

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

<TOC>

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

The best material for wave unit production on the industrial scale is plastic - polyethylene, polypropylene, and so on.  Such material isn't expensive, especially recycled - about $100 USD per ton. There are a lot of machines currently available for blowing and extrusion of different parts of the wave energy device. Taking these figures into account, the cost of a small-scale plastic wave power plant will be $150-$160 USD per kW, with the costs of a large-scale plant being even lower. The service life of plastic wave devices is 3-5 years, depending on solar radiation resistance. Since the pay-back term of each plant is approximately three to four months, the cost of the plant will be returned 12-15 times over its service lifetime, which is quite profitable for the energy sector.

A prototype of our wave power station, consisting of a rotor converter of sea-wave energy attached to a conventional energy generator, was tested. Our OPC consists of rotors with work cells located on their side surface. The rotors are attached to a hard frame in parallel and are connected to conventional electrical generators for transmission.

Work cells are equipped with unidirectional valves, which allow air and water to flow in one direction only inside the cells. Sea water is oscillating and passing through the cells on one side only, creating an inequality in the gravitational force and causing rotation according to Archimedes' Principle.

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

<TOC>

The full-size pilot wave power device (5m x 10m) with a capacity up to 3 kW will be assembled and installed on the shore of the Ha'apai Islands in Tonga under the Project. This power unit will be used for autonomous energy supply of an FM transmitter with a power of approximately 1 kW.

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

<TOC>

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

<TOC>

RESULTS OF OPERATIONS

Results of Operations for the three and six month ended October 31, 2008.

     Revenue for the three months ended October 31, 2008 was $0. We are a development stage company. We were organized in November, 2007 and have not generated revenues to date.

Operating Expenses for the three and six month ended October 31, 2008.

     The Company had operating expenses of $17,104 and $21,066 for the three and six month ended October 31, 2008 respectively.

Other Expense from for the three and six month ended October 31, 2008.

     The Company had no other expenses for the three and six month ended October 31, 2008.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. A critical accounting policy is one that is both very important to the portrayal of our financial condition and results, and requires management's most difficult, subjective or complex judgments. Typically, the circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain.

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

<TOC>

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

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. A critical accounting policy is one that is both very important to the portrayal of our financial condition and results, and requires management's most difficult, subjective or complex judgments. Typically, the circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain.

ADDITIONAL INFORMATION

We file reports and other materials with the Securities and Exchange Commission.  These documents may be inspected and copied at the Commission's Public Reference Room at Judiciary Plaza, 100 F Street, N.E., Room 1580, Washington, D.C. 20549.  You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at http://www.sec.gov/.

<TOC>

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4.	CONTROLS AND PROCEDURES

a)  Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of October 31, 2008. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of October 31, 2008, our internal control over financial reporting was effective.

b)  Changes in Internal Control over Financial Reporting.

During the Quarter ended October 31, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

<TOC>

PART II - OTHER INFORMATION
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

ITEM 1A.	RISK FACTORS

You should carefully consider the following risk factors before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline and you may lose all or a part of your investment.

WE ARE A "SHELL" COMPANY AND OUR SHARES ARE SUBJECT TO RESTRICTIONS ON RESALE.

As we currently have nominal operations and our assets consist of cash, and/or cash equivalents, we will be deemed a "shell company" as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Accordingly, until we are no longer a "shell company," we will file a Form 10 level disclosure, and continue to be a reporting company pursuant to the Securities Exchange Act of 1934, as amended, and for twelve months, shareholders holding restricted, non-registered shares will not be able to use the exemptions provided under Rule 144 for the resale of their shares of common stock. Preclusion from any prospective investor using the exemptions provided by Rule 144 may be more difficult for us to sell equity securities or equity-related securities in the future to investors that require a shorter period before liquidity or may require us to expend limited funds to register their shares for resale in a future prospectus.

VOLATILITY IN OUR COMMON SHARE PRICE MAY SUBJECT US TO SECURITIES LITIGATION, THEREBY DIVERTING OUR RESOURCES THAT MAY HAVE A MATERIAL EFFECT ON OUR PROFITABILITY AND RESULTS OF OPERATIONS.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

<TOC>

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

OUR COMMON STOCK IS SUBJECT TO PENNY STOCK REGULATION

Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be "penny stock", trading in the shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors.

<TOC>

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no other changes in securities and small business issuer purchase of equity securities during the period ended October 31, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended October 31, 2008.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended October 31, 2008.

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

<TOC>

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 16, 2008	By /s/ Valentyna Stupenko
Valentyna Stupenko
President Chief Executive Officer (Principle Executive Officer), Chief Financial Officer

<TOC>