Form 10-Q
period 2009-01-31
OCEAN ENERGY, INC
filed 2009-04-02
CIK 1437494

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)
[  ]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2009.

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
Large accelerated filer [  ]    Accelerated filer [  ]    Non-Accelerated filer [  ]    Small Business Issuer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [X]      No  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 2, 2009
Common stock, $0.001 par value	12,200,000

OCEAN ENERGY, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2009

<TOC>

PART I - FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

OCEAN ENERGY, INC.
(A Development Stage Company)
BALANCE SHEETS

	January 31, 2009	April 30, 2008

	(unaudited)
ASSETS
Current Assets
Cash	$73	$19,500

Total Assets	$73	$19,500

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,000	$-
Loan from related party	$100	$-

Total Liabilities	$3,100	$-

Stockholders' Equity (Deficit)
Common Stock, 75,000,000 shares authorized at $0.001 par value, 12,200,000 shares issued and outstanding	$12,200	$12,200
Additional Paid in Capital	30,800	28,800
Deficit Accumulated During Development Stage	(46,027)	(21,500)

Total Stockholders' Equity	(3,027)	19,500

Total liabilities and stockholders' equity	$73	$19,500

The accompanying notes are an integral part of these financial statements

<TOC>

OCEAN ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,		From Inception November 28, 2007 through January 31, 2009

	2009	2008	2009	2008

Revenue:
Revenue	$-	$-	$-	$-	$-

Total Revenue	-	-	-	-	-

Expenses:
General and Administrative	461	-	14,461	-	25,404
Consulting, Legal and Accounting	3,000	-	6,104	-	20,623

Total expenses	3,461	-	20,565	-	46,027

Loss before income taxes	3,461	-	20,565	-	46,027

Provision for income taxes	-	-

Net loss	$(3,461)	$-	$(20,565)	$-	$(46,027)

Basic and Diluted Earnings (Loss) per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares	11,437,696	-	11,437,696	-

The accompanying notes are an integral part of these financial statements

<TOC>

OCEAN ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended January 31,		From Inception November 28, 2007 through January 31, 2009

	2009	2008

Operating Activities:
Net income (loss)	$(20,565)	$-	$(46,027)
Stock issued for services	-	-	9,000
Increase (decrease) in accounts payable	3,000	-	3,000

Net cash provided by (used in) operating activities	(17,565)	-	(34,027)

Investing Activities:
(Purchases)/disposal of equipment	-	-	-

Cash (used) in investing activities	-	-	-

Financing Activities:
Loan from / to related party	100	-	100
Proceeds from the sale of Stock	-	-	32,000
Contributed Capital	2,000	-	2,000

Net cash provided by (used in) financing activities	2,100	-	34,100

Net increase (decrease) in cash and cash equivalents	(15,465)	-	73

Cash at beginning of the period	15,538	-	-

Cash at end of the period	$73	$-	$73

Supplemental Information:
Interest	$-	$-	$-

Taxes	$-	$-	$-

Non-cash transactions:
Stock Issued for Services			9,000

The accompanying notes are an integral part of these financial statements

<TOC>

OCEAN ENERGY, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
JANUARY 31, 2009

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

Cash and Cash Equivalents

Cash and cash equivalents include all short-term liquid investments that are readily convertible to know amounts of cash and have original maturities of three months or less. As of January 31, 2009 there were no cash equivalents.

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
JANUARY 31, 2009

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Stock Based Compensation

As of January 31, 2009, the Company has not issued any share-based payments to its employees.

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

<TOC>

OCEAN ENERGY, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
JANUARY 31, 2009

NOTE 2.  COMMON STOCK

The company is authorized to issue 75,000,000 shares of common stock, par value of $0.001 per share. Our Articles of Incorporation do not authorize us to issue any preferred stock. As of January 31, 2009, there were 12,200,000 shares of common stock issued and outstanding.

NOTE 3.  STOCKHOLDERS EQUITY

The Company is authorized to 75,000,000 common shares with a $0.001 par value. As of January 31, 2009 - 12,200,000 shares were outstanding.

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from inception to January 31, 2009 of $46,027.

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
JANUARY 31, 2009

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
JANUARY 31, 2009

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

<TOC>

RESULTS OF OPERATIONS

Results of Operations for the three and nine month ended January 31, 2009.

Revenue for the three and nine months ended January 31, 2009 was $0. We are a development stage company. We were organized in November, 2007 and have not generated revenues to date.

Operating Expenses for the three and nine month ended January 31, 2009.

The Company had operating expenses of $3,461 and $20,565 for the three and nine month ended January 31, 2009 respectively.

Other Expense from for the three and nine month ended January 31, 2009.

The Company had no other expenses for the three and nine month ended January 31, 2009.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of January 31, 2009. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of January 31, 2009, our internal control over financial reporting was effective.

b)  Changes in Internal Control over Financial Reporting.

During the Quarter ended January 31, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no other changes in securities and small business issuer purchase of equity securities during the period ended January 31, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended January 31, 2009.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended January 31, 2009.

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

Date: April 2, 2009	By /s/ Valentyna Stupenko
Valentyna Stupenko
President Chief Executive Officer (Principle Executive Officer), Chief Financial Officer

<TOC>