Form 10-K
period 2009-04-30
OCEAN ENERGY, INC
filed 2009-07-14
CIK 1437494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2009

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from N/A to N/A

Commission File No.  333-151747

OCEAN ENERGY, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	26-2210011
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1984 Isaac Newton Square West, Suite 202, Reston, VA 20190
(Address of Principal Executive Offices)

Copies of communications to:

JOSEPH I. EMAS
1224 WASHINGTON AVENUE
MIAMI BEACH, FLORIDA 33139
TELEPHONE NO.: (305) 531-1174
FACSIMILE NO.: (305) 531-1274

Registrant's Telephone Number, including area code:  (703) 227-7165

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, Par Value $0.001 per Share
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]    No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every InteractiveData File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [ ]    No  [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  [X]    No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of $.05 the price of the last private placement of common equity:  $477,500.

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. 12,200,000 issued and outstanding as of July 9, 2009.

DOCUMENTS INCORPORATED BY REFERENCE: None.

<index>	2

Ocean Energy Inc.

FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED APRIL 30, 2009

<index>	2

PART I

ITEM 1.  BUSINESS

Ocean Energy, Inc. was incorporated in Nevada on November 28, 2007 with the purpose of profitably producing and distributing Ocean Power Converters (OPC) supplying seashore consumers. This innovative, patent-pending technology is the result of 15 years of improvement of the Wincrants rotor executed by the CEO of our company. Nine prototypes of OPC have been manufactured and tested, one of which was installed and tested in the city of Suva, Fiji Islands, by the University of the South Pacific. After this was completed, an official letter regarding the successful realization of the project was issued. Interest in the development of the engineering of sea wave power was revealed by the South Pacific Geoscience Application Commission - SOPAC (Fiji) and by the governments of Nauru, Kiribati, Tonga, Tuvalu, Samoa, Bahamas, and others

The next full scale prototype, a 2 kW OPC, was manufactured and tested in the Black Sea at the Experimental division of the Sevastopol Marine Hydrophysical Institute. An official letter from the Institute confirms that OPC is an effective and reliable device for power production derived from sea waves.

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

<index>	3

Assuming large scale deployment of wave power technology, coverage of 5000 kilometers of shoreline (worldwide) is plausible. Therefore, the potential for shoreline-based wave power is about 50 GW. Deep water wave power resources are truly enormous. The potential of energy flux of waves that wash against shores is about 3 TW.

The Energy Independence and Security Act of 2007[H.R.6] (Subtitle C - Marine and Hydrokinetic Renewable Energy Technologies) pays a great deal of attention to the development of Wave energy technologies.

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

While the U.S. program has consisted of efforts primarily by individual waterpower developers, ocean energy research in the United Kingdom has received significant government funding. This funding provides a benchmark of the level of effort that the U.S. may need to invest to develop technologies to access its ocean energy resources. According to a personal communication with Gary Shanahan, Director of Emerging Technologies for the UK Department of Trade & Industries, the UK has invested and completed ocean energy research amounting to:

  •    25 million pounds from 199 to 2005 (approximately $47 million USD)

  •    50 million pounds from 2006 to 2008 (approximately $95 million USD)

  •    42 million pounds to support developed prototypes (not R&D) (approximately $80 million USD)

  •    8 million pounds to support infrastructure projects and address environmental issues (approximately $15 million USD)

<index>	4

PRODUCT BACKGROUND

The energy of sea waves increases in proportion to the third power of amplitude; therefore, each 10-meter wave generates 150 kW per meter of wave front. In this case, a 1000 meter-coastline power plant can produce 15 MW with 10% efficiency, enough power to supply a small town of 30,000 inhabitants.

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

<index>	5

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

Reports to Security Holders

The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. The public may obtain information on the operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. We will be an electronic filer and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC which may be viewed at http://www.sec.gov/.

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

<index>	6

THERE IS NO PUBLIC (TRADING) MARKET FOR OUR COMMON STOCK AND THERE IS NO ASSURANCE THAT THE COMMON STOCK WILL EVER TRADE ON A RECOGNIZED EXCHANGE OR DEALERS' NETWORK; THEREFORE, OUR INVESTORS MAY NOT BE ABLE TO SELL THEIR SHARES.

Our common stock is not listed on any exchange or quoted on any similar quotation service, and there is currently no public market for our common stock. We have not taken any steps to enable our common stock to be quoted on the OTC Bulletin Board, and can provide no assurance that our common stock will ever be quoted on any quotation service or that any market for our common stock will ever develop. As a result, stockholders may be unable to liquidate their investments, or may encounter considerable delay in selling shares of our common stock. Neither we nor our selling stockholders have engaged an underwriter for this offering, and we cannot assure you that any brokerage firm will act as a market maker of our securities. A trading market may not develop in the future, and if one does develop, it may not be sustained. If an active trading market does develop, the market price of our common stock is likely to be highly volatile due to, among other things, the nature of our business and because we are a new public company with a limited operating history. Further, even if a public market develops, the volume of trading in our common stock will presumably be limited and likely be dominated by a few individual stockholders. The limited volume, if any, will make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time. The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

•	variations in our quarterly operating results;
•	changes in general economic conditions and in the biofuel industry;
•	changes in market valuations of similar companies;
•	announcements by us or our competitors of significant new contracts, acquisitions, strategic partnerships or joint ventures, or capital commitments;
•	loss of a major customer, partner or joint venture participant; and
•	the addition or loss of key managerial and collaborative personnel.

The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies' securities and that have often been unrelated to the operating performance of these companies. Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

ONCE PUBLICLY TRADING, THE APPLICATION OF THE "PENNY STOCK" RULES COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON SHARES AND INCREASE YOUR TRANSACTION COSTS TO SELL THOSE SHARES. THE SECURITIES AND EXCHANGE COMMISSION HAS ADOPTED RULE 3A51-1 WHICH ESTABLISHES THE DEFINITION OF A "PENNY STOCK," FOR THE PURPOSES RELEVANT TO US, AS ANY EQUITY SECURITY THAT HAS A MARKET PRICE OF LESS THAN $5.00 PER SHARE OR WITH AN EXERCISE PRICE OF LESS THAN $5.00 PER SHARE, SUBJECT TO CERTAIN EXCEPTIONS. FOR ANY TRANSACTION INVOLVING A PENNY STOCK, UNLESS EXEMPT, RULE 15G-9 REQUIRE:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.
•

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

<index>	7

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

Special Note Regarding Forward-Looking Statements

This filing contains forward-looking statements about our business, financial condition and prospects that reflect our management's assumptions and good faith beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our proposed services and the products we expect to market, our ability to establish a customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this filing, words such as, "believes," "expects", "intends", "plans", "anticipates", "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES.

The Company previously leased offices in 1984 Isaac Newton Square West, Suite 202, Reston, VA 20190.

The monthly rent was $ 154 per month.

The Company's administrative office (at 1984 Isaac Newton Square West, Suite 202, Reston, VA 20190) and support are currently provided by entities controlled by one of the Company's stockholders at no charge.  There is no formal agreement to continue this arrangement.

Also the company has an office in Ukraine. Office is located at 35, Dzherzhinskogo street, korp.6, apt.59, Dniepropetrovsk, 49027, Ukraine. Telephone number is (38057)3120306.

ITEM 3.  LEGAL PROCEEDINGS.

Since inception, none of the following have occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the commodities futures trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

<index>	8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

No matters were submitted to shareholders for the year ended April 30, 2009.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common shares are not currently quoted on any exchange.

Holders

We have approximately 40 record holders of our common stock as of April 30, 2009.

Dividend Policy

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion and development of our business.

Equity Compensation Plan Information

Stock Option Plan

The Company, at the current time, has no stock option plan or any equity compensation plans.

ITEM 6.  SELECTED FINANCIAL DATA.

Not required.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-K, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management's Discussion and Analysis of Results of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the financial statements included herein.

<index>	9

PLAN OF OPERATION

We plan the following development stages for our enterprise:

A.	Stage One
	a.	Engineering the development of a full-scale model of a 10kW pre-serial WEPP on the basis of the existing 3kW prototype;
	b.	Preparing the 10kW WEPP for serial production;
	c.	Developing a marketing plan;
	d.	Seeking investors and business partners
Stage Duration: 10 months
Required Investment: $360,000 USD.

B.	Stage Two
	a.	Placement of contracts for manufacturing, delivery, and installation of WEPP in several countries in Southeast Asia, including China and South Korea;
	b.	Manufacturing and installing a full-scale industrial specimen of a WEPP in the Pacific Ocean;
	c.	Completing the international patent process and the sale of licenses on technology;
	d.	Arrangement of the industrial production of differently-sized WEPP units:

Sizes of WEPP Units

WEPP Power Unit	Diameter of Rotor (in meters)	WEPP Size (in square meters)
1 kW	1	3 m x 8 m = 24 m2
3 kW	1.5	5 m x 10 m = 50 m2
5 kW	1.5	7 m x 10 m = 70 m2
10 kW	1.5	15 m x 10 m = 150 m2
20 kW	3	10 m x 30 m = 300 m2
50 kW	3	25 m x 30 m = 750 m2
100 kW	3	50 m x 30 m = 1500 m2

Stage Duration: 24 months
Required Investment: $900,000 USD.

C.	Stage Three
	a.	Engineering development of a full model row of WEPP;
	b.	Placement of contracts of manufacturing, delivery, and installation of industrial WEPP in the Pacific Ocean

The installation price of OPC/WEPP is approximately $1,250 to $1,500USD per kW of installed power, comparable with the installation cost of a wind power generator or a gasoline mini power station.

Estimated Price of WEPP Units (excluding delivery and assemblage)

WEPP Unit Capacity	Estimated Price (USD)
3 kW	$3,600
10 kW	$11,000
20 kW	$21,000
50 kW	$51,000
100 kW	$100,000

According to materials of correspondence with potential buyers, at the given sale prices, the estimated annual sales volumes are as follows:

a.	Fiji, Nauru, Kiribati, Vanuatu and the Solomon Islands - $500,000 USD
b.	Chile and the Bahamas - $2,000,000 USD
c.	North Sea Oil Platforms - $1,000,000,000 USD

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

<index>	10

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

Further development of the construction of the OPC has led to the creation of a simpler, more reliable, less expensive OPC prototype. Estimations show that the costs of electrical power produced by the improved OPC does not exceed three cents per kWh. The pay-back term of each plant is approximately three to four months; therefore, the cost of each plant will be returned 12-15 times over its service lifetime.

RESULTS OF OPERATIONS

Substantial positive and negative fluctuations can occur in our business due to a variety of factors, including variations in the economy, and the abilities to raise capital. As a result, net income and revenues in a particular period may not be representative of full year results and may vary significantly in this early stage of our operations. In addition results of operations, which may fluctuate in the future, may be materially affected by many factors of a national and international nature, including economic and market conditions, currency values, inflation, the availability of capital, the level of volatility of interest rates, the valuation of security positions and investments and legislative and regulatory developments. Our results of operations also may be materially affected by competitive factors and our ability to attract and retain highly skilled individuals.

Revenue for the year ended April 30, 2009 was $0. We are in a development stage. We were organized in November 28, 2007 and have not generated revenues to date.

For the year ended April 30, 2009, the Company has recorded a net loss of $26,441. We incurred operating expense of $26,441 and these expenses consisted of General and Administrative expenses $18,318 and Professional expenses $8,123.

For the period from November 28, 2007 to April 30, 2009, the Company has recorded a net loss of $47,941. We incurred operating expense of $47,941 and these expenses consisted of General and Administrative expenses $27,318 and Professional expenses $20,623.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements, together with the Report thereon of Moore & Associates, Chartered, independent certified public accountants, are included elsewhere in Item 15 as F-1 through F-13.

<index>	11

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended April 30, 2009 or any interim period.

We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our two recent fiscal years or any later interim period.

ITEM 9A.  CONTROLS AND PROCEDURES (ITEM 9A(T))

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

-

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

-

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of the year ended April 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

<index>	12

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of the year ended April 30, 2009.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by October 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by October 31, 2009.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

<index>	13

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information with respect to our directors, executive officers and key employees.

Name	Age	Position
Valentyna Stupenko	40	President, Chief Executive Officer, Chief Financial Officer and director
Yury Milkov	62	Chief Technology Officer

VALENTYNA STUPENKO, President, Chief Executive Officer, Chief Financial Officer and Sole Director - Ms. Valentyna Stupenko joined us in March 2008. From December 2006 through March 2008, Ms. Stupenko served as Deputy Director of Metinvestconsulting, Ltd. From September 2003 through December 2006, Ms. Stupenko occupied a position of lead economist of Privat Intertrading Company. From April 2002 to September 2003, Ms. Stupenko was employed as an engineer by Sea Electrical Generators Ltd., a company developing ocean wave electric convertors and power plants. From 1998 through 2003, Ms. Stupenko served in various capacities at Privat Intertrading Company, a producer of ferroalloys. Ms. Stupenko received M.A. degree from Dniepropetrovsk State University and M.A. degree from Dniepropetrovsk Building Academy.

YURY MILKOV, Chief Technology Officer - Mr. Milkov is primarily responsible for the development of the ocean wave electric convertors. From 1992 till 2005, Mr. Milkov was employed as Chief Maintenance Engineer of Audi Center in Dniepropetrovsk. Since 2005 to the date of this report, Mr. Milkov has held the position of Chief Maintenance Engineer at Coral Invest Technologies, Ltd. Mr. Milkov is a graduate of the Dniepropetrovsk Metallurgical Institute (M.S. degree in 1979).

Compensation of Directors

We do not pay our Directors any fees in connection with their role as members of our Board. Directors are not paid for meetings attended at our corporate headquarters or for telephonic meetings Our Directors are reimbursed for travel and out-of-pocket expenses in connection with attendance at Board meetings. Each board member serves for a one year term until elections are held at each annual meeting.

Directors are elected at the Company's annual meeting of Stockholders and serve for one year until the next annual Stockholders' meeting or until their successors are elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board. The Company reimburses all Directors for their expenses in connection with their activities as directors of the Company. Directors of the Company who are also employees of the Company will not receive additional compensation for their services as directors.

Family Relationships

There are no family relationships on the Board of Directors.

Involvement In Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following have occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

<index>	14

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the fiscal year ended April 30, 2009, the compensation awarded to, paid to, or earned by, our Chief Executive Officer and our Chief Technology Officer whose total compensation was zero.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
VALENTYNA STUPENKO, President and Chief Executive Officer and director	2008 2009	- -	- -	- -	- -	- -	- -	- -	- -
YURY MILKOV, Chief Technology Officer	2008 2009	- -	- -	- -	- -	- -	- -	- -	- -

Outstanding Equity Awards At Fiscal Year-End Table

None.

Option Exercises And Stock Vested Table

None.

PENSION BENEFITS TABLE

None.

Nonqualified Deferred Compensation Table

None.

All Other Compensation Table

None.

Perquisites Table

None.

Potential Payments Upon Termination Or Change In Control Table

None.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

<index>	15

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of the common stock as of April 30, 2009, by (i) each person who is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each officer and (iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, the address of each person is 1984 Isaac Newton Square West, Suite 202, Reston, VA 20190.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership	Percent of Class
			Before Offering	After Offering
Common Stock (1)	Valentyna Stupenko President, Chief Executive Officer and Director	7,500,000	61.5%	61.5%
	Yury Milkov Chief Technology Officer	1,500,000	12.3%	12.3%

  (1)   Based on 12,200,000 issued and outstanding shares of common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There have been no material transactions during the past two years between us and any officer, director or any stockholder owning greater than 5% of our outstanding shares, nor any of their immediate family members except that the Company's administrative office (at 1984 Isaac Newton Square West, Suite 202, Reston, VA 20190) and support are currently provided by entities controlled by one of the Company's stockholders at no charge. There is no formal agreement to continue this arrangement.

<index>	16

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees related to services performed by Moore & Associates Chartered in 2008 and 2009:

	2009	2008
Audit Fees (1)	$5,000	$6,500
Audit-Related Fees (2)	0	0
Tax Fees (3)	0	0
All Other Fees (4)	0	0

Total	$5,000	$6,500

  (1)   Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.
  (2)   During 2008 and 2009, we did not incur fees for assurance services related to the audit of our financial statements and for services in connection with audits of our benefit plans, which services would be reported in this category.
  (3)   Tax fees principally included tax advice, tax planning and tax return preparation.
  (4)   Other fees related to registration statement reviews and comments.

Our Board of Directors have approved the inclusion of the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for its fiscal year ended April 30, 2009 for filing with the SEC.

Pre-Approval Policies

The Board's policy is to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by the Company's independent registered public accounting firm; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by the Company to its accountant in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.

The Board pre-approved all fees described above.

<index>	17

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

3.1	Articles of Incorporation (1)

3.2	By-laws (1)

31.1	Rule 1 3a-14(a)/15d- 14(a) Certifications of the Chief Executive Officer and Chief Financial Officer (2)

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Chief Financial Officer (2)

32.1	Section 1350 Certification of the Chief Executive Officer (2)

32.2	Section 1350 Certification of the Chief Financial Officer (2)

  (1)   Incorporated by reference to the Form. SB-2 filed with the Securities and Exchange Commission on July 11, 2007.

<index>	18

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of July 14, 2009.

By: /s/ Valentyna Stupenko
____________________________ Valentyna Stupenko President, CEO, CEO, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
By: /s/ Valentyna Stupenko ________________________ Valentyna Stupenko	President, Chief Executive Officer, Chief Financial Officer, Director	July 14, 2009

<index>	19

Ocean Energy Inc.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
April 30, 2009

<index>	20	<Financial TOC>

MOORE & ASSOCIATES, CHARTERED
            ACCOUNTANTS AND ADVISORS
            PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ocean Energy, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Ocean Energy, Inc. (A Development Stage Company) as of April 30, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended April 30, 2009, and the periods from inception on November 28, 2007 through April 30, 2008 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ocean Energy, Inc. (A Development Stage Company) as of April 30, 2009 and 2008, and the related statements of operations, stockholders' equity and cash flows for the year ended April 30, 2009, and the periods from inception on November 28, 2007 through April 30, 2008 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $47,941, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
July 6, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

<index>	F - 1 21	<Financial TOC>

OCEAN ENERGY, INC.
(A Development Stage Company)
BALANCE SHEETS

	April 30,	April 30,
	2009	2008

ASSETS

Current Assets
Cash	$199	$19 500

Total Assets	$199	$19 500

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1 500	$-
Loan from related party	$3 640	$-

Total Liabilities	$5 140	$-

Stockholders' Equity (Deficit)
Common Stock, 75,000,000 shares authorized at $0.001 par value 12,200,000 shares issued and outstanding	$12 200	$12 200
Additional Paid in Capital	30 800	28 800

Deficit Accumulated During Development Stage	(47 941)	(21 500)

Total Stockholders' Equity (Deficit)	(4 941)	19 500

Total liabilities and stockholders' equity	$199	19 500

The accompanying notes are an integral part of these statements

<index>	F - 2 22	<Financial TOC>

OCEAN ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the year ended April 30, 2009	From Inception November 28, 2007 through April 30, 2008	From Inception November 28, 2007 through April 30, 2009

Revenue:
Revenue	$-	$-	$-

Total Revenue	-	-	-

Expenses:
General and Administrative	18 318	9 000	27 318
Consulting, Legal and Accounting	8 123	12 500	20 623

Total expenses	26 441	21 500	47 941

Loss before income taxes	26 441	21 500	47 941

Provision for income taxes	-	-	-

Net loss	$(26 441)	$(21 500)	$(47 941)

Basic and Diluted Earnings (Loss) per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares	12 200 000	11 080 000

The accompanying notes are an integral part of these statements

<index>	F - 3 23	<Financial TOC>

OCEAN ENERGY INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From Inception November 28, 2007 through April 30, 2009

	Common Stock		Additional Paid in Capital	Deficit Accumulated during the development stage	Total Equity

	Shares	Amount

Balance at Inception, November 28, 2007	0	$0	$0	$0	$0
Common Shares issued to Founders at $0.001 per Share on January 15, 2008 for services rendered	9 000 000	9 000	0	-	9 000
Common Stock issued for cash at $0.01 per share (par value) on January 15, 2008 for services rendered	3 200 000	3 200	28 800		32 000
Net (loss) for the period from inception on November 28, 2007 through April 30, 2008				(21 500)	(21 500)

Balance, April 30, 2008	12 200 000	12 200	28 800	(21 500)	19 500

Contributed Capital			2 000		2 000
Net (loss) for the year ended April 30, 2009				(26 441)	(24 441)

Balance, April 30, 2009	12 200 000	12 200	30 800	(47 941)	(4 941)

The accompanying notes are an integral part of these statements

<index>	F - 4 24	<Financial TOC>

OCEAN ENERGY INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the year ended April 30, 2009	From Inception November 28, 2007 through April 30, 2008	From Inception November 28, 2007 through April 30, 2009

Operating Activities:
Net income (loss)	$(26 441)	$(21 500)	$(47 941)
Stock issued for services	-	9 000	9 000
Increase (decrease) in accounts payable	$1 500	$-	$1 500

Net cash provided by (used in) operating activities	(24 941)	(12 500)	(37 441)

Investing Activities:
(Purchases)/disposal of equipment	-	-	-

Cash (used) in investing activities	-	-	-

Financing Activities:
Loan from to related party	3 640	-	3 640
Proceeds from the sale of Stock	-	32 000	32 000

Net cash provided by (used in) financing activities	3 640	32 000	35 640

Contributed Capital	2 000	-	2 000

Net increase (decrease) in cash and cash equivalents	(19 301)	19 500	199

Cash at beginning of the period	19 500	-	-

Cash at end of the period	$199	$19 500	$199

Supplemental Information:
Interest	$-	$-	$-

Taxes	$-	$-	$-
Non-cash transactions:
Stock Issued for Services	-	-	9 000

The accompanying notes are an integral part of these statements

<index>	F - 5 25	<Financial TOC>

OCEAN ENERGY INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2009

NOTE 1.  GENERAL ORGANIZATION AND BUSINESS

Ocean Energy, Inc. was incorporated in Nevada on November 28, 2007 with the purpose of profitably producing and distributing Ocean Power Converters (OPC) and supplying them to seashore consumers. This innovative, patent-pending technology is the result of 15 years of improvement of the Wincrants rotor executed by the CEO of our company. Nine prototypes of OPC have been manufactured and tested, one of which was installed and tested in the city of Suva, Fiji Islands, by the University of the South Pacific. After this was completed, an official letter regarding the successful realization of the project was issued. Interest in the development of the engineering of sea wave power was revealed by the South Pacific Geoscience Application Commission - SOPAC (Fiji) and by the governments of Nauru, Kiribati, Tonga, Tuvalu, Samoa, Bahamas, and others.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The relevant accounting policies and procedures are listed below.

Accounting Basis

The financial statements of the Company were prepared in accordance with generally accepted accounting principles in the United Sates of America and are presented in US Dollars. The Company's fiscal year end is April 30.

Cash Balance

The Company account is in a BB&T Bank, Virginia, USA. As of April 30, 2009 the Company cash balance in bank is $ 199.00.

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

Cash and Cash Equivalents

Cash and cash equivalents include all short-term liquid investments that are readily convertible to know amounts of cash and have original maturities of three months or less. As of April 30, 2009 there were no cash equivalents.

<index>	F - 6 26	<Financial TOC>

OCEAN ENERGY INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2009

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Development Stage Enterprise

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company's planned principal operations have not fully commenced.

Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.

<index>	F - 7 27	<Financial TOC>

OCEAN ENERGY INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2009

NOTE 3.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from inception to April 30, 2009 of $47,941.

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

NOTE 4.  PROVISION FOR INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be not realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

No provision was made for Federal income tax. The provision for income taxes consists of the state minimum tax imposed on corporations.

NOTE 5:  RELATED PARTY TRANSACTIONS

As of March 11, 2009, the Company has concluded a Personal Loan Agreement with Artem Madatov. The loan is in the amount of $3,640 over a one-year period, and is for administrative purposes. The amount due to the related party is unsecured and non interest-bearing.

<index>	F - 8 28	<Financial TOC>

OCEAN ENERGY INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2009

NOTE 6.  STOCKHOLDERS EQUITY

The Company is authorized to issue 75,000,000 common shares with a $0.001 par value. As of April 30, 2009 - 12,200,000 shares were issued and outstanding.

On January 15, 2008, the Company issued 7,500,000 shares of its $0.001 par value common stock to Valentyna Stupenko, CEO and a Founder, for services rendered.

On January 15, 2008, the Company issued 1,500,000 shares of its $0.001 par value common stock to Yuiy Milkov, CTO (Chief Technology Officer) and a Founder, for services rendered.

On April 15, 2008, the Company issued 3,200,000 restricted shares of common stock for $32,000 cash at $0.01 per share.

In October 2008, Valentyna Stupenko contributed $ 2,000 to pay for the Company's organizational expenses.

NOTE 7.  ADVERTISING

As of April 30, 2009 the Company has incurred no advertising expenses.

NOTE 8.  PROPERTY

The Company leased offices in Las Vegas, Nevada from Davinci Company. The term of the lease was 12 months and terminated February 21 2009. The monthly rent was $ 154 per month.

The Company's administrative office and support are provided by entities controlled by one of the Company's stockholders at no charge.  There is no formal agreement to continue this arrangement.

<index>	F - 9 29	<Financial TOC>

OCEAN ENERGY INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2009

NOTE 9.  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent Statement of Financial Accounting Standards (SFAS) and their effect on the Company.

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4").  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities."  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1").  FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities," and  FASB  Interpretation 46 (revised December 2003), "Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51," as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

<index>	F - 10 30	<Financial TOC>

OCEAN ENERGY INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2009

NOTE 9.  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

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

<index>	F - 11 31	<Financial TOC>

OCEAN ENERGY INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2009

NOTE 9.  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations'. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

<index>	F - 12 32	<Financial TOC>

OCEAN ENERGY INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2009

NOTE 9.  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

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

<index>	F - 13 33	<Financial TOC>