Form 10-K/A
period 2009-04-30
OCEAN ENERGY, INC
filed 2009-09-21
CIK 1437494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Copies of communications to:

JOSEPH I. EMAS
1224 WASHINGTON AVENUE
MIAMI BEACH, FLORIDA 33139
TELEPHONE NO.: (305) 531-1174
FACSIMILE NO.: (305) 531-1274

Registrant's Telephone Number, including area code:  (703) 888-6922

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]    No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every InteractiveData File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [ ]    No  [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  [X]    No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. 12,200,000 issued and outstanding as of September 21, 2009.

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

On August 27, 2009, the Public Company Accounting Oversight Board ("PCAOB") revoked the registration of Moore and Associates, Chartered because of violations of PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and quality controls standards, and Section 10(b) of the Securities Exchange Act of 1934 and Rule lOb-5 thereunder, and noncooperation with a Board investigation. You can find a copy of the order at http: http://www.pcaobus.org/Enforcement/Disciplinary Proceedings/2009/0827 Moore.pdf

As Moore is no longer registered with the PCAOB, we may not include Moore's audit reports or consents in our filings with the Securities and Exchange Commission. Thus, we have re-audited and published herein our annual report for the years ended April 30, 2009 and April 30, 2008, audited by Chang G. Park, CPA, our new independent registered public accountant firm.

<index>	1

Ocean Energy Inc.

FORM 10-K/A ANNUAL REPORT
FOR THE FISCAL YEAR ENDED APRIL 30, 2009

<index>	2

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-K/A, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

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

For the year ended April 30, 2009, the Company has recorded a net loss of $30,842. We incurred operating expense of $30,842 and these expenses consisted of General and Administrative expenses $6,342 and Professional expenses $24,500.

For the period from November 28, 2007 to April 30, 2009, the Company has recorded a net loss of $52,342. We incurred operating expense of $52,342 and these expenses consisted of General and Administrative expenses $15,342 and Professional expenses $37,000.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements, together with the Report thereon of Moore & Associates, Chartered, independent certified public accountants, are included elsewhere in Item 15 as F-1 through F-10.

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

Our Board of Directors have approved the inclusion of the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K/A for its fiscal year ended April 30, 2009 for filing with the SEC.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of September 21, 2009.

By: /s/ Valentyna Stupenko
____________________________ Valentyna Stupenko President, CEO, CFO, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
By: /s/ Valentyna Stupenko ________________________ Valentyna Stupenko	President, Chief Executive Officer, Chief Financial Officer, Director	September 21, 2009

<index>	19

Ocean Energy Inc.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
April 30, 2009

<index>	20	<Financial TOC>

Chang G. Park, CPA, Ph. D.
• 2667 CAMINO DEL RIO SOUTH PLAZA B • SAN DIEGO • CALIFORNIA 92108-3707 •
• TELEPHONE (858) 722-5953 • FAX (858) 761-0341 • FAX (858) 433-2979 •
• E-MAIL changgpark@gmail.com •

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Ocean Energy, Inc.

We have audited the accompanying balance sheets of Ocean Energy, Inc. (A Development Stage "Company") as of April 30, 2009 and 2008 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended April 30, 2009 and 2008, and for the period from November 28, 2007 (inception) to April 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ocean Energy, Inc. as of April 30, 2009 and 2008, and the result of its operations and its cash flows for the years then ended April 30, 2009 and 2008 and for the period from November 28, 2007 (inception) to April 30, 2009 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chang Park
____________________
CHANG G. PARK, CPA

September 17, 2009
San Diego, CA. 92108

<index>	F - 1 21	<Financial TOC>

OCEAN ENERGY, INC.
(A Development Stage Company)
BALANCE SHEETS

	April 30,	April 30,
	2009	2008

ASSETS

Current Assets
Cash	$199	$19 501

Total Assets	$199	$19 501

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1 500	$-
Loan from related party	$10 041	$1

Total Current Liabilities	$11 541	$1

Stockholders' Equity (Deficit)
Common Stock, 75,000,000 shares authorized at $0.001 par value 12,200,000 shares issued and outstanding as of April 30, 2009 and 2008	$12 200	$12 200
Additional Paid in Capital	28 800	28 800

Deficit Accumulated During Development Stage	(52 342)	(21 500)

Total Stockholders' Equity (Deficit)	(11 342)	19 500

Total liabilities and stockholders' equity	$199	19 501

The accompanying notes are an integral part of these statements

<index>	F - 2 22	<Financial TOC>

OCEAN ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the year ended April 30, 2009	From Inception November 28, 2007 through April 30, 2008	From Inception November 28, 2007 through April 30, 2009

Revenue:
Revenue	$-	$-	$-

Total Revenue	-	-	-

Expenses:
General and Administrative	6 342	9 000	15 342
Consulting, Legal and Accounting	24 500	12 500	37 000

Total expenses	30 842	21 500	52 342

Loss before income taxes	(30 842)	(21 500)	(52 342)

Provision for income taxes	-	-	-

Net loss	$(30 842)	$(21 500)	$(52 342)

Basic and Diluted Earnings (Loss) per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares	12 200 000	6 506 494

The accompanying notes are an integral part of these statements

<index>	F - 3 23	<Financial TOC>

OCEAN ENERGY INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From Inception November 28, 2007 through April 30, 2009

	Common Stock		Additional Paid in Capital	Deficit Accumulated during the development stage	Total Equity

	Shares	Amount

Balance at Inception, November 28, 2007	0	$0	$0	$0	$0
Common Shares issued to Founders at $0.001 per Share on January 15, 2008 for services rendered	9 000 000	9 000	0	-	9 000
Common Stock issued for cash at $0.01 per share (par value $0.001) on April 15, 2008	3 200 000	3 200	28 800		32 000
Net (loss) for the period from inception on November 28, 2007 through April 30, 2008				(21 500)	(21 500)

Balance, April 30, 2008	12 200 000	12 200	28 800	(21 500)	19 500

Net (loss) for the year ended April 30, 2009				(30 842)	(30 842)

Balance, April 30, 2009	12 200 000	12 200	28 800	(52 342)	(11 342)

The accompanying notes are an integral part of these statements

<index>	F - 4 24	<Financial TOC>

OCEAN ENERGY INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the year ended April 30, 2009	From Inception November 28, 2007 through April 30, 2008	From Inception November 28, 2007 through April 30, 2009

Operating Activities:
Net income (loss)	$(30 842)	$(21 500)	$(52 342)
Stock issued for services	-	9 000	9 000
Increase (decrease) in accounts payable	$1 500	$-	$1 500

Net cash provided by (used in) operating activities	(29 342)	(12 500)	(41 842)

Investing Activities:
(Purchases)/disposal of equipment	-	-	-

Cash (used) in investing activities	-	-	-

Financing Activities:
Loan from to related party	10 040	1	10 041
Proceeds from the sale of Stock	-	32 000	32 000

Net cash provided by (used in) financing activities	10 040	32 001	42 041

Net increase (decrease) in cash and cash equivalents	(19 302)	19 501	199

Cash at beginning of the period	19 501	-	-

Cash at end of the period	$199	$19 501	$199

Supplemental Information:
Interest	$-	$-	$-

Taxes	$-	$-	$-

Non-cash transactions:
Stock Issued for Services	-	9 000	9 000

The accompanying notes are an integral part of these statements

<index>	F - 5 25	<Financial TOC>

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

OCEAN ENERGY INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2009

NOTE 3.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from inception to April 30, 2009 of $52,342.

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

NOTE 5:  RELATED PARTY TRANSACTIONS

As of April 30, 2009 the Company has concluded a Personal Loan Agreements with CEO Valentyna Stupenko and with Artem Madatov. The loan is in the amount of $10,041 and is for administrative purposes. The amount due to the related party is unsecured and non interest-bearing.

<index>	F - 8 28	<Financial TOC>

OCEAN ENERGY INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2009

NOTE 6.  STOCKHOLDERS EQUITY

The Company is authorized to issue 75,000,000 common shares with a $0.001 par value. As of April 30, 2009, 12,200,000 shares were issued and outstanding.

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

NOTE 7.  OFFICE LEASE

The Company leased offices in Las Vegas, Nevada from Davinci Company. The term of the lease was 12 months and terminated February 21, 2009. The monthly rent was $ 154 per month.

The Company's administrative office and support are provided by entities controlled by one of the Company's stockholders at no charge.  There is no formal agreement to continue this arrangement.

NOTE 8.  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

OCEAN ENERGY INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2009

NOTE 8.  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

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

OCEAN ENERGY INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2009

NOTE 8.  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

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

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

<index>	F - 11 31	<Financial TOC>

OCEAN ENERGY INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2009

NOTE 8.  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations'. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its financial statements.

<index>	F - 12 32	<Financial TOC>