Form 10-Q
period 2009-07-31
OCEAN ENERGY, INC
filed 2009-09-21
CIK 1437494

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)
[  ]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2009.

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

(703) 888-6922
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes  [X]      No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [  ]      No  [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [  ]    Accelerated filer [  ]    Non-Accelerated filer [  ]    Small Business Issuer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [X]      No  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 18, 2009
Common stock, $0.001 par value	12,200,000

OCEAN ENERGY, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED JULY 31, 2009

<TOC>

PART I - FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

OCEAN ENERGY, INC.
(A Development Stage Company)
BALANCE SHEETS

	July 31, 2009	April 30, 2009

(unaudited)
ASSETS
Current Assets
Cash	$199	$199

Total Assets	$199	$199

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1 500	$1 500
Loan from related party	$15 391	$10 041

Total Current Liabilities	$16 891	$11 541

Stockholders' Equity (Deficit)
Common Stock, 75,000,000 shares authorized at $0.001 par value, 12,200,000 shares issued and outstanding as of July 31,2009 and April 30,2009	$12 200	$12 200
Additional Paid in Capital	28 800	28 800
Deficit Accumulated During Development Stage	(57 692)	(52 342)

Total Stockholders' Equity	(16 692)	(11 342)

Total liabilities and stockholders' equity	$199	$199

The accompanying notes are an integral part of these financial statements

<TOC>

OCEAN ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended July 31, 2009	From Inception November 28, 2007 through July 31, 2009

Revenue:
Revenue	$-	$-

Total Revenue	-	-

Expenses:
General and Administrative	350	15 692
Consulting, Legal and Accounting	5 000	42 000

Total expenses	5 350	57 692

Loss before income taxes	(5 350)	(57 692)

Provision for income taxes	-	-

Net loss	$(5 350)	$(57 692)

Basic and Diluted Earnings (Loss) per Common Share	$(0.00)

Weighted Average Number of Common Shares	12 200 000

The accompanying notes are an integral part of these financial statements

<TOC>

OCEAN ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended July 31, 2009	From Inception November 28, 2007 through April 30, 2009

Operating Activities:
Net income (loss)	$(5 350)	$(57 692)
Stock issued for services	-	9 000
Increase (decrease) in accounts payable	-	1 500

Net cash provided by (used in) operating activities	(5 350)	(47 192)

Investing Activities:
(Purchases)/disposal of equipment	-	-

Cash (used) in investing activities	-	-

Financing Activities:
Loan from / to related party	5 350	15 391
Proceeds from the sale of Stock	-	32 000

Net cash provided by (used in) financing activities	5 350	47 391

Net increase (decrease) in cash and cash equivalents	-	199

Cash at beginning of the period	199	-

Cash at end of the period	$199	$199

Supplemental Information:
Interest	$-	$-

Taxes	$-	$-

Non-cash transactions:
Stock Issued for Services	$-	$9 000

The accompanying notes are an integral part of these financial statements

<TOC>

OCEAN ENERGY, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
JULY 31, 2009

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

Cash Balance

The Company account is in a BB&T Bank, Virginia, USA. As of July 31, 2009 the Company cash balance in bank is $ 199.00.

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

Cash and Cash Equivalents

Cash and cash equivalents include all short-term liquid investments that are readily convertible to know amounts of cash and have original maturities of three months or less. As of July 31, 2009 there were no cash equivalents.

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
JULY 31, 2009

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

<TOC>

OCEAN ENERGY, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
JULY 31, 2009

NOTE 2.  BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended July 31, 2009 are not necessarily indicative of the results that may be expected for the year ending April 30, 2010. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended April 30, 2009.

NOTE 3.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from inception to July 31, 2009 of $57,692.

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

<TOC>

OCEAN ENERGY, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
JULY 31, 2009

NOTE 5.  STOCKHOLDERS EQUITY

The Company is authorized to issue 75,000,000 common shares with a $0.001 par value. As of July 31, 2009, 12,200,000 shares were issued and outstanding.

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

NOTE 6.  RELATED PARTY TRANSACTIONS

As of April 30, 2009 the Company has concluded a Personal Loan Agreements with CEO Valentyna Stupenko and with Artem Madatov. The loan is in the amount of $10,041 and is for administrative purposes. The amount due to the related party is unsecured and non interest-bearing.

On July 7, 2009, the Company has concluded a Personal Loan Agreement with Artem Madatov. The loan is in the amount of $5,350 over a one-year period, and is for administrative purposes. The amount due to the related party is unsecured and non interest-bearing.

<TOC>

OCEAN ENERGY, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
JULY 31, 2009

NOTE 7.  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

In June 2009, the Financial Accounting Standards Board issued Statement "FASB" issued Statement No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 168").  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"), superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), Emerging Issues Task Force ("EITF"), and related accounting literature.  SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This statement will have an impact on the Company's financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168. The Company will adopt the use of the Codification for the quarter ending September 30, 2009. The Company is currently evaluating the effect on its financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events".("SFAS No. 165") This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009. We are currently assessing the impact of the adoption of SFAS 165, if any, on our financial position, results of operations or cash flows.

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

<TOC>

In this Quarterly Report on Form 10-Q, "Company," "our company," "us," and "our" refer to Ocean Energy, Inc. unless the context requires otherwise.

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

<TOC>

RESULTS OF OPERATIONS

Revenue for the quarter ended July 31, 2009 was $0. We are in a development stage. We were organized in November 28, 2007 and have not generated revenues to date.

For the quarter ended July 31, 2009, the Company has recorded a net loss of $5,350. We incurred operating expense of $5,350 and these expenses consisted of General and Administrative expenses $350 and Professional expenses $5,000.

For the period from November 28, 2007 to July 31, 2009, the Company has recorded a net loss of $57,692. We incurred operating expense of $57,692 and these expenses consisted of General and Administrative expenses $15,692 and Professional expenses $42,000.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The critical accounting policies that affect our more significant estimates and assumptions used in the preparation of our financial statements are reviewed and any required adjustments are recorded on a monthly basis.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of July 31, 2009. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2009, our internal control over financial reporting was effective.

b)  Changes in Internal Control over Financial Reporting.

During the Quarter ended July 31, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no other changes in securities and small business issuer purchase of equity securities during the period ended July 31, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended July 31, 2009.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended July 31, 2009.

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

Date: September 21, 2009	By /s/ Valentyna Stupenko
Valentyna Stupenko
President Chief Executive Officer (Principle Executive Officer), Chief Financial Officer

<TOC>