Form 10-Q
period 2009-10-31
OCEAN ENERGY, INC
filed 2009-12-08
CIK 1437494

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2009.

[  ]  Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act

For the transition period from N/A to N/A

Commission File No. 333-151747

OCEAN ENERGY, INC.
(Name of small business issuer as specified in its charter)

Nevada	26-2210011
(State of Incorporation)	(IRS Employer Identification No.)

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
Large accelerated filer [  ]    Accelerated filer [  ]    Non-Accelerated filer [  ]    Small Business Issuer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [X]      No  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at December 5, 2009
Common stock, $0.001 par value	12,200,000

OCEAN ENERGY, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2009

<TOC>

PART I -	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

OCEAN ENERGY, INC.
(A Development Stage Company)
BALANCE SHEETS

	October 31, 2009	April 30, 2009

	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$199	$199

Total Assets	$199	$199

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$-	$1 500
Loan from related party	$24 171	$10 041

Total Current Liabilities	$24 171	$11 541

Stockholders' Equity (Deficit)
Common Stock, 75,000,000 shares authorized at $0.001 par value, 12,200,000 shares issued and outstanding as of October 31, 2009 and April 30, 2009	$12 200	$12 200
Additional Paid in Capital	28 800	28 800
Deficit Accumulated During Development Stage	(64 972)	(52 342)

Total Stockholders' Equity (Deficit)	(23 972)	(11 342)

Total liabilities and stockholders' equity	$199	$199

The accompanying notes are an integral part of these financial statements

<TOC>

OCEAN ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended October 31, 2009	For the Six Months Ended October 31, 2009	From Inception November 28, 2007 through October 31, 2009

Revenue:
Revenue	$-	$-	$-

Total Revenue	-	-	-

Expenses:
General and Administrative	780	1 130	16 472
Consulting, Legal and Accounting	6 500	11 500	48 500

Total expenses	7 280	12 630	64 972

Loss before income taxes	(7 280)	(12 630)	(64 972)

Provision for income taxes	-	-	-

Net loss	$(7 280)	$(12 630)	$(64 972)

Basic and Diluted Earnings (Loss) per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares	12 200 000	12 200 000

The accompanying notes are an integral part of these financial statements

<TOC>

OCEAN ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended October 31, 2009	From Inception November 28, 2007 through October 31, 2009

Operating Activities:
Net income (loss)	$(12 630)	$(64 972)
Stock issued for services	-	9 000
Increase (decrease) in accounts payable	(1 500)	-

Net cash provided by (used in) operating activities	(14 130)	(55 972)

Investing Activities:
(Purchases)/disposal of equipment	-	-

Cash (used) in investing activities	-	-

Financing Activities:
Loan from to related party	14 130	24 171
Proceeds from the sale of Stock	-	32 000

Net cash provided by (used in) financing activities	14 130	56 171

Net increase (decrease) in cash and cash equivalents	-	199

Cash at beginning of the period	199	-

Cash at end of the period	$199	$199

Supplemental Information:
Interest	$-	$-

Taxes	$-	$-

Non-cash transactions:
Stock Issued for Services	$-	9 000

The accompanying notes are an integral part of these financial statements

<TOC>

OCEAN ENERGY, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
OCTOBER 31, 2009

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

Cash Balance

The Company account is in a BB&T Bank, Virginia, USA. As of October 31, 2009 the Company cash balance in bank is $199.

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

Cash and Cash Equivalents

Cash and cash equivalents include all short-term liquid investments that are readily convertible to know amounts of cash and have original maturities of three months or less. As of October 31, 2009 there were no cash equivalents.

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
OCTOBER 31, 2009

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Stock Based Compensation

We follow ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. The Company granted stock awards, at par value, to its officers, directors and advisors for services rendered in its formation. Accordingly, stock-based compensation has been recorded to date.

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

<TOC>

OCEAN ENERGY, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
OCTOBER 31, 2009

NOTE 2.  BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months period ended October 31, 2009 are not necessarily indicative of the results that may be expected for the year ending April 30, 2010. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report, as amended, for the fiscal year ended April 30, 2009.

NOTE 3.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from inception to October 31, 2009 of $64,972.

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
OCTOBER 31, 2009

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

NOTE 5.  STOCKHOLDERS EQUITY

The Company is authorized to issue 75,000,000 common shares with a $0.001 par value. As of October 31, 2009, 12,200,000 shares were issued and outstanding.

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

NOTE 6.  RELATED PARTY TRANSACTIONS

As of April 30, 2009 the Company has concluded a Personal Loan Agreements with CEO Valentyna Stupenko. The loan is in the amount of $10,041 and is for administrative purposes. The amount due to the related party is unsecured and non interest-bearing.

On July 7, 2009, the Company has concluded a Personal Loan Agreement with CEO Valentyna Stupenko. The loan is in the amount of $5,350 over a one-year period, and is for administrative purposes. The amount due to the related party is unsecured and non interest-bearing.

As of October 31, 2009, the balance of due to this shareholder is $24,171.

<TOC>

OCEAN ENERGY, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
OCTOBER 31, 2009

NOTE 7.  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

FASB ASC 815-10, Derivatives and Hedging (Prior authoritative literature: FASB SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, issued March 2008 ("SFAS 161"), an amendment of FASB Statement No. 133). FASB ASC 815-10 (SFAS 161) requires enhanced disclosures related to derivative and hedging activities and thereby seeks to improve the transparency of financial reporting. Under FASB ASC 815-10 (SFAS 161), entities are required to provide enhanced disclosure related to (i) how and why an entity uses derivative instruments (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS. 133"), and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. FASB ASC 815-10 (SFAS 161)must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The adoption of FASB ASC 815-10 (SFAS 161) had no impact on the Company's condensed financial statements.

FASB ASC 105-10, Generally Accepted Accounting Principles (Prior authoritative literature: FASB SFAS No. 165, Subsequent Events ("SFAS 165"), issued May 28, 2009), which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 105-10 (SFAS 165) is effective for interim or annual financial periods ending after June 15, 2009. The adoption of FASB ASC 105-10 (SFAS 165) did not have a material effect on the company's financial position or results of operations. The Company evaluates subsequent events through the date the accompanying financial statements were issued, which was November 16, 2009.

FASB ASC 105-10-65, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Prior authoritative literature: FASB SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("SFAS 168"), issued June 2009), establishes the FASB Accounting Standards Codification (the "Codification") as the single source of authoritative nongovernmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of FASB ASC 105-10-65 (SFAS 168) did not have a material impact on the Company's consolidated financial statements.

<TOC>

In this Quarterly Report on Form 10-Q, "Company," "our company," "us," and "our" refer to Ocean Energy, Inc. unless the context requires otherwise.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, The Company adopted at management's discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled "Risk Factors" in the Company's Annual Report on Form 10-K, as amended for the year ended April 30, 2009, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

<TOC>

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

<TOC>

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

<TOC>

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

<TOC>

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

<TOC>

RESULTS OF OPERATIONS

Revenue for the quarter ended October 31, 2009 was $0. We are in a development stage. We were organized in November 28, 2007 and have not generated revenues to date.

For the quarter ended October 31, 2009, we recorded a net loss of $7,280. We incurred operating expense of $7,280 and these expenses consisted of General and Administrative expenses $780 and Professional expenses $6,500.

For the period from November 28, 2007 to October 31, 2009, we recorded a net loss of $64,972. We incurred operating expense of $64,972 and these expenses consisted of General and Administrative expenses $16,472 and Professional expenses $48,500.

LIQUIDITY AND CAPITAL RESOURCES

We believe the proceeds from private placements and the reserves will generate sufficient cash in assisting with the operating needs of the Company. Our management is continuing to inquire into new investments to provide for further research and development capital and assisting further acquisitions over the next twelve months.

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

<TOC>

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of October 31, 2009. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2009, our internal control over financial reporting was effective.

     b)  Changes in Internal Control over Financial Reporting.

During the Quarter ended October 31, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have updated or confirmed some of the risk factors previously disclosed in our Annual Report on Form 10-K/A for the year ended April 30, 2009, which was filed with the Securities and Exchange Commission on September 21, 2009 (the "Fiscal 2009-K"). We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Fiscal 2008 10-K/A but updated or confirmed some of the risk factors previously disclosed below.

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

<TOC>

NEVADA  LAW AND OUR ARTICLES OF INCORPORATION PROTECT OUR DIRECTORS FROM CERTAIN TYPES OF LAWSUITS, WHICH COULD MAKE IT DIFFICULT FOR US TO RECOVER DAMAGES FROM THEM IN THE EVENT OF A LAWSUIT.

Nevada law provides that our directors will not be liable to our company or to our stockholders for monetary damages for all but certain types of conduct as directors. Our Articles of Incorporation require us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require our company to use our assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

In connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover "material weaknesses" in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines "significant deficiency" as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

<TOC>

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

There were no other changes in securities and small business issuer purchase of equity securities during the period ended October 31, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended October 31, 2009.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended October 31, 2009.

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

Date: December 8, 2009	By: /s/ Valentyna Stupenko
Valentyna Stupenko
President Chief Executive Officer (Principle Executive Officer), Chief Financial Officer

<TOC>