Form 10-Q
period 2010-01-31
OCEAN ENERGY, INC
filed 2010-03-15
CIK 1437494

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2010.

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
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes  [X]      No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [  ]     No  [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [  ]    Accelerated filer [  ]    Non-Accelerated filer [  ]    Small Business Issuer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [X]      No  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 15, 2010
Common stock, $0.001 par value	12,200,000

OCEAN ENERGY, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2010

<TOC>

PART I -	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

OCEAN ENERGY, INC.
(A Development Stage Company)
BALANCE SHEETS

	January 31, 2010	April 30, 2009

	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$199	$199

Total Assets	$199	$199

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$2 750	$1 500
Loan from related party	$24 171	$10 041

Total Current Liabilities	$26 921	$11 541

Stockholders' Equity (Deficit)
Common Stock, 75,000,000 shares authorized at $0.001 par value, 12,200,000 shares issued and outstanding as of January 31, 2010 and April 30, 2009	$12 200	$12 200
Additional Paid in Capital	28 800	28 800
Deficit Accumulated During Development Stage	(67 722)	(52 342)

Total Stockholders' Equity (Deficit)	(26 722)	(11 342)

Total liabilities and stockholders' equity	$199	$199

The accompanying notes are an integral part of these financial statements

<TOC>

OCEAN ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three months ended		For the Nine months ended		From Inception November 28, 2007 through January 31, 2010

	January 31, 2010	January 31, 2009	January 31, 2010	January 31, 2009

Revenue:
Revenue	$-	$-	$-	$-	$-

Total Revenue	-	-	-	-	-

Expenses:
General and Administrative	250	461	1 380	14 461	16 722
Consulting, Legal and Accounting	2 500	3 000	14 000	6 104	51 000

Total expenses	2 750	3 461	15 380	20 565	67 722

Loss before income taxes	(2 750)	(3 461)	(15 380)	(20 565)	(67 722)

Provision for income taxes	-	-	-	-	-

Net loss	$(2 750)	$(3 461)	$(15 380)	$(20 565)	$(67 722)

Basic and Diluted Earnings (Loss) per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares	12 200 000	12 200 000	12 200 000	12 200 000

The accompanying notes are an integral part of these financial statements

<TOC>

OCEAN ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months ended		From Inception November 28, 2007 through January 31,

	January 31,	January 31,
	2010	2009	2010

Operating Activities:
Net income (loss)	$(15 380)	$(20 565)	$(67 722)
Stock issued for services	-	-	9 000
Increase (decrease) in accounts payable	1 250	3 000	2 750

Net cash provided by (used in) operating activities	(14 130)	(17 565)	(55 972)

Investing Activities:
(Purchases)/disposal of equipment	-	-	-

Cash (used) in investing activities	-	-	-

Financing Activities:
Loan from to related party	14 130	2,100	24 171
Proceeds from the sale of Stock	-	-	32 000

Net cash provided by (used in) financing activities	14 130	2 100	56 171

Net increase (decrease) in cash and cash equivalents	-	(15 465)	199

Cash at beginning of the period	199	15 538	-

Cash at end of the period	$199	$73	$199

Supplemental Information:
Interest	$-	$-	$-

Taxes	$-	$-	$-

Non-cash transactions:
Stock Issued for Services	$-	$-	$9 000

The accompanying notes are an integral part of these financial statements

<TOC>

OCEAN ENERGY, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
JANUARY 31, 2010

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Ocean Energy, Inc. was incorporated in Nevada on November 28, 2007 with the purpose of profitably producing and distributing Ocean Power Converters ("OPC") and supplying them to seashore consumers. This innovative, patent-pending technology is the result of 15 years of improvement of the Wincrants rotor executed by the Chief Executive Officer of the Company. Nine prototypes of OPC have been manufactured and tested, one of which was installed and tested in the city of Suva, Fiji Islands, by the University of the South Pacific. After this was completed, an official letter regarding the successful realization of the project was issued. Interest in the development of the engineering of sea wave power was revealed by the South Pacific Geoscience Application Commission - SOPAC (Fiji) and by the governments of Nauru, Kiribati, Tonga, Tuvalu, Samoa, Bahamas, and others.

Accounting Basis

The financial statements of the Company were prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US Dollars. The Company's fiscal year end is April 30.

Cash Balance

The Company account is in a BB&T Bank, Virginia, USA. As of January 31, 2010, the Company cash balance in bank is $199.

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

Cash and Cash Equivalents

Cash and cash equivalents include all short-term liquid investments that are readily convertible to know amounts of cash and have original maturities of three months or less. As of January 31, 2010, there were no cash equivalents.

<TOC>

OCEAN ENERGY, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
JANUARY 31, 2010

Earnings per Share

The basic earnings (loss) per share is calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

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

Development Stage Enterprise

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915. The Company's planned principal operations have not fully commenced.

Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.

<TOC>

OCEAN ENERGY, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
JANUARY 31, 2010

NOTE 2.  BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months period ended January 31, 2010 are not necessarily indicative of the results that may be expected for the year ending April 30, 2010. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report, as amended, for the fiscal year ended April 30, 2009.

NOTE 3.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from inception to January 31, 2010 of $67,722.

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

<TOC>

OCEAN ENERGY, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
JANUARY 31, 2010

NOTE 4.  PROVISION FOR INCOME TAXES

Income taxes are provided in accordance with ASC 740, Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

No provision was made for Federal income tax. The provision for income taxes consists of the state minimum tax imposed on corporations.

NOTE 5.  STOCKHOLDERS EQUITY

The Company is authorized to issue 75,000,000 common shares with a $0.001 par value. As of January 31, 2010, 12,200,000 shares were issued and outstanding.

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

NOTE 6.  RELATED PARTY TRANSACTIONS

As of April 30, 2009 the Company concluded a Personal Loan Agreements with the CEO, Valentyna Stupenko. The loan is in the amount of $10,041 and is for administrative purposes. The amount due to the related party is unsecured and non interest-bearing and remains outstanding.

On July 7, 2009, the Company concluded a Personal Loan Agreement with CEO Valentyna Stupenko. The loan is in the amount of $5,350 over a one-year period, and is for administrative purposes. The amount due to the related party is unsecured and non interest-bearing and remains outstanding.

As of January 31, 2010, the balance of due to this shareholder is $24,171.

<TOC>

OCEAN ENERGY, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
JANUARY 31, 2010

NOTE 7.  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

FASB ASC 815-10, Derivatives and Hedging (Prior authoritative literature: FASB SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, issued March 2008 ("SFAS 161"), an amendment of FASB Statement No. 133). FASB ASC 815-10 (SFAS 161) requires enhanced disclosures related to derivative and hedging activities and thereby seeks to improve the transparency of financial reporting. Under FASB ASC 815-10 (SFAS 161), entities are required to provide enhanced disclosure related to (i) how and why an entity uses derivative instruments (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS. 133"), and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. FASB ASC 815-10 (SFAS 161)must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The adoption of FASB ASC 815-10 (SFAS 161) had no impact on the Company's financial statements.

FASB ASC 105-10, Generally Accepted Accounting Principles (Prior authoritative literature: FASB SFAS No. 165, Subsequent Events ("SFAS 165"), issued May 28, 2009), which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 105-10 (SFAS 165) is effective for interim or annual financial periods ending after June 15, 2009. The adoption of FASB ASC 105-10 (SFAS 165) did not have a material effect on the company's financial position or results of operations. The Company evaluates subsequent events through the date the accompanying financial statements were issued, which was March 9, 2010.

FASB ASC 105-10-65, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Prior authoritative literature: FASB SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("SFAS 168"), issued June 2009), establishes the FASB Accounting Standards Codification (the "Codification") as the single source of authoritative nongovernmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of FASB ASC 105-10-65 (SFAS 168) did not have a material impact on the Company's financial statements.

<TOC>

In May 2009, the FASB issued guidance now codified as ASC Topic 855, "Subsequent Events" ("ASC 855"). The pronouncement modifies the definition of what qualifies as a subsequent event-those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued-and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company adopted the provisions of ASC 855 in the second quarter of 2009, in accordance with the effective date.

In August 2009, the FASB issued updates to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of these changes did not have a material impact on the Company's financial statements.

In October 2009, the FASB issued updates to revenue recognition guidance. These changes provide application guidance on whether multiple deliverables exist, how the deliverables should be separated, and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company does not expect the provisions of these changes to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985):  Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

<TOC>

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810):  Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505):  Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260.  Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The Company does not expect these new standards to significantly impact on its financial statements.

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled "Risk Factors" in the Company's Annual Report on Form 10-K, as amended, for the year ended April 30, 2009, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

HISTORY

Ocean Energy, Inc. was incorporated in Nevada on November 28, 2007 with the purpose of profitably producing and distributing Ocean Power Converters ("OPC") supplying seashore consumers. This patent-pending technology is the result of 15 years of improvement of the Wincrants rotor executed by the Chief Executive Officer of our company. Nine prototypes of OPC have been manufactured and tested, one of which was installed and tested in the city of Suva, Fiji Islands, by the University of the South Pacific. After this was completed, an official letter regarding the successful realization of the project was issued. Interest in the development of the engineering of sea wave power was revealed by the South Pacific Geoscience Application Commission - SOPAC (Fiji) and by the governments of Nauru, Kiribati, Tonga, Tuvalu, Samoa, Bahamas, and others

The next full scale prototype, a 2 kW OPC, was manufactured and tested in the Black Sea at the Experimental division of the Sevastopol Marine Hydrophysical Institute. An official letter from the Institute confirms that OPC is an effective and reliable device for power production derived from sea waves.

<TOC>

Further development of the construction of Ocean Power Converters has led to the creation of a simpler, more reliable, less expensive OPC device. In October of 2007, the trade association IPC filed a Patent Cooperation Treaty application to install a new model of OPC. Estimated costs of electrical power produced by improved OPCs do not exceed 3 cents per kWh, with an expected lifetime of no less than 15 years. The estimated resource of the world's ocean wave energy potential, in managements opinion, is about 100TW.

INDUSTRY BACKGROUND

Management believes that worldwide total electrical power consumption reached about 100 GW by 2005. Electrical generation capacity grows at approximately 5% per year, while demand is growing by more than 10% per year. This has led to an increase in electricity prices of approximately 5 - 10% per year.

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

<TOC>

As of March 2006, 22 U.S. States and the District of Columbia have enacted renewable portfolio standards (RPS) laws and goals, which require up to 25% of the electricity sold in the state to be generated by renewable resources by specified dates in the future. Outside of the U.S., we believe that some 43 countries have a national target for renewable energy supply. The European Union (EU) has been particularly aggressive in creating policies to increase renewable energy production and use. To our knowledge, the EU has issued a directive requiring that the member countries collectively generate 21% of their electricity and 12% of their total energy from renewable sources by 2010. In the U.S., management contends that RPS's have typically been established via state legislation, mandates issued by state public utility commissions, and in one case, a 2004 statewide ballot initiative in Colorado. The eligible renewable energy sources and other RPS policies vary from state to state, and generally, though not always, favor the renewable energy resource that is least costly within each state.

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

PRODUCT BACKGROUND

Managements' research shows that the energy of sea waves increases in proportion to the third power of amplitude; therefore, each 10-meter wave generates 150 kW per meter of wave front. In this case, a 1000 meter-coastline power plant can produce 15 MW with 10% efficiency, enough power to supply a small town of 30,000 inhabitants.

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

<TOC>

We believe that the best material for wave unit production on the industrial scale is plastic - polyethylene, polypropylene, and so on. Such material isn't expensive, especially recycled - about $100 USD per ton. There are a lot of machines currently available for blowing and extrusion of different parts of the wave energy device. Taking these figures into account, the cost of a small-scale plastic wave power plant will be $150-$160 USD per kW, with the costs of a large-scale plant being even lower. The service life of plastic wave devices is 3-5 years, depending on solar radiation resistance. Since the pay-back term of each plant is approximately three to four months, the cost of the plant will be returned 12-15 times over its service lifetime, which is quite profitable for the energy sector.

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
          c)  North Sea Oil Platforms - $1,000,000,000 USD

We plan to raise additional funds through joint venture partnerships, project debt financings or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. There is no assurance that we will be successful in raising additional capital or achieving profitable operations. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

<TOC>

RESULTS OF OPERATIONS

Revenue for the quarter ended January 31, 2010 was $0. We are in a development stage. We were organized in November 28, 2007 and have not generated revenues to date.

For the quarter ended January 31, 2010, we recorded a net loss of $2,750. We incurred operating expense of $2,750 and these expenses consisted of General and Administrative expenses of $250 and Professional expenses of $2,500.

For the nine month ended January 31, 2010, we recorded a net loss of $15,380. We incurred operating expense of $15,380 and these expenses consisted of General and Administrative expenses of $1,380 and Professional expenses of $14,000.

For the period from November 28, 2007 to January 31, 2010, we recorded a net loss of $67,722. We incurred operating expense of $67,722 and these expenses consisted of General and Administrative expenses of $16,722 and Professional expenses $of 51,000.

LIQUIDITY AND CAPITAL RESOURCES

We believe the proceeds from private placements and the reserves will generate sufficient cash in assisting with the operating needs of the Company. Our management is continuing to inquire into new investments to provide for further research and development capital and assisting further acquisitions over the next twelve months. We cannot continually incur operating losses in the future and may decide that we can no longer continue with our business operations as detailed in our original business plan because of a lack of financial results and a lack of available financial resources.

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

     a)  Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of January 31, 2010. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2010, our internal control over financial reporting was effective.

     b)  Changes in Internal Control over Financial Reporting.

During the Quarter ended January 31, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no other changes in securities and small business issuer purchase of equity securities during the period ended January 31, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended January 31, 2010.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended January 31, 2010.

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

Date: March 15, 2010	By: /s/ Valentyna Stupenko

Valentyna Stupenko
President Chief Executive Officer (Principle Executive Officer), Chief Financial Officer

<TOC>