Form 10-Q
period 2010-07-31
OCEAN ENERGY, INC
filed 2010-09-20
CIK 1437494

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010.

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from N/A to N/A

Commission File No. 000-53382

OCEAN ENERGY, INC.

(Name of small business issuer as specified in its charter)

Nevada	26-2210011

(State of incorporation)	(I.R.S. Employer Identification No.)

1984 Isaac Newton Square West, Suite 202, Reston, VA 20190

(Address of principal executive offices)

(703) 888-69-22

(Issuer's telephone number)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at September 5, 2010

Common stock, $0.001 par value	12,200,000

OCEAN ENERGY, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED JULY 31, 2010

<toc>

PART I   FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

General

The accompanying reviewed interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended April 30, 2010. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2010 are not necessarily indicative of the results that can be expected for the year ending.

<toc>

Ocean Energy, Inc. (A Development Stage Company) BALANCE SHEETS

	July 30, 2010 (unaudited)	April 30, 2010 (audited)

ASSETS
Current Assets
Cash	$17	$25,017

Total Assets	17	$25,017

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$5,840	$5,840
Loan from related party	24,201	49,151

Total Current Liabilities	30,041	54,991

Stockholders' Equity (Deficit)
Common Stock, 75,000,000 shares authorized at $0.001 par value 12,200,000 shares issued and outstanding as of July 31, 2010 and April 30, 2010	12,200	12,200
Additional Paid in Capital	28,800	28,800
Deficit Accumulated During Development Stage	(71,024)	(70,974)

Total Stockholders' Equity (Deficit)	(30,024)	(29,974)

Total liabilities and stockholders' equity (deficit)	$17	$25,017

The accompanying notes are an integral part of these financial statements

<toc>

Ocean Energy, Inc. (A Development Stage Company) STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		From Inception November 28, 2007 through July 31, 2010

	July 31, 2010	July 31, 2009

Revenue:
Revenue	$-	$-	$-

Total Revenue	-	-	-

Expenses:
General and Administrative	50	350	17,224
Consulting, Legal and Accounting	-	5,000	53,800

Total expenses	50	5,350	71,024

Loss before income taxes	(50)	(5,350)	(71,024)

Provision for income taxes	-	-	-

Net loss	$(50)	$(5,350)	$(71,024)

Basic and Diluted Earnings (Loss) per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares	12,200,000	12,200,000

The accompanying notes are an integral part of these financial statements

<toc>

Ocean Energy, Inc. (A Development Stage Company) STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (From November 28, 2007 (Inception) through July 31, 2010)

	Common Stock		Additional Paid in Capital	Deficit Accumulated during the development stage	Total Equity

	Shares	Amount

Balance at Inception, November 28, 2007	0	$0	$0	$0	$0

Common Shares issued to Founders at $0.001 per share (par value) on January 15, 2008 for services rendered	9,000,000	9,000	0	0	9,000

Common Shares issued for cash at $0.01 per share (par value $0.001) on April 15, 2008	3,200,000	3,200	28,800		32,000

Net (loss) for the period from inception on November 28, 2007 through April 30, 2008				(21,500)	(21,500)

Balance, April 30, 2008	12,200,000	12,200	28,800	(21,500)	19,500

Net (loss) for the year ended April 30, 2009				(30,842)	(30,842)

Balance, April 30, 2009	12,200,000	12,200	28,800	(52,342)	(11,342)

Net (loss) for the year ended April 30, 2010				(18,632)	(18,632)

Balance, April 30, 2010	12,200,000	12,200	28,800	(70,974)	(29,974)

Net (loss) for the three months ended July 31, 2010				(50)	(50)

Balance, July 31, 2010 (Unaudited)	12,200,000	$12,200	$28,800	$(71,024)	$(30,024)

The accompanying notes are an integral part of these financial statements

<toc>

Ocean Energy, Inc. (A Development Stage Company) STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months Ended		From Inception November 28, 2007 through July 31, 2010

	July 31, 2010	July 31, 2009

Operating Activities:
Net income (loss)	$(50)	$(5,350)	$(71,024)
Stock issued for services			9,000
Increase (decrease) in accounts payable	-	-	5,840

Net cash provided by (used in) operating activities	(50)	(5,350)	(56,184)

Investing Activities:
(Purchases)/disposal of equipment	-	-	-

Cash (used) in investing activities	-	-	-

Financing Activities:
Loan from to related party	(24,950)	5,350	24,201
Proceeds from the sale of Stock	-	-	32,000

Net cash provided by (used in) financing activities	(24,950)	5,350	56,201

Net increase (decrease) in cash and cash equivalents	(25,000)	-	17

Cash at beginning of the period ended	25,017	199	-

Cash at end of the period ended	$17	$199	$17

Supplemental Information:
Interest	$-	$-	$-

Taxes	$-	$-	$-

Non-cash transactions:
Stock Issued for Services	$-	-	$9,000

The accompanying notes are an integral part of these financial statements

<toc>

OCEAN ENERGY, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
JULY 31, 2010

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

Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended July 31, 2010 and 2009 are not necessarily indicative of the results that may be expected for the year ending April 30, 2011. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended April 30, 2010.

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

<toc>

Cash and Cash Equivalents

Cash and cash equivalents include all short-term liquid investments that are readily convertible to know amounts of cash and have original maturities of three months or less. As of July 31, 2010, the Company cash balance is $17.

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

<toc>

NOTE 3.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from inception to July 31, 2010 of $71,024.

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

NOTE 5.  STOCKHOLDERS EQUITY

The Company is authorized to issue 75,000,000 common shares with a $0.001 par value. As of July 31, 2010, 12,200,000 shares were issued and outstanding.

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

NOTE 6.  RELATED PARTY TRANSACTIONS

On July 31, 2010 the Company loaned from Valentyna Stupenko, CEO and a Founder, with the amount of $24,201 for administrative purposes. The amount due to the related party is unsecured and non interest-bearing and remains outstanding.

<toc>

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

<toc>

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

NOTE 8.  SUBSEQUENT EVENT

On August 19, 2010 the Company's board of directors approved:

    --   a change of name through merger with a wholly owned subsidiary to Sino Cement, Inc.; and

    --   a forward split of the Company's common stock on a 1.3089005 new share for each 1 old share. After stock-split, the authorized shares change from 75,000,000 shares of common stock with a par value of $0.001 to 98,167,538 shares of common stock with a par value of $0.001 and the issued and outstanding common stock shall increase from 12,200,000 shares of common stock with a par value of $0.001 to 15,968,617 shares of common stock with a par value of $0.001.

These changes are set to take effect on September 15, 2010.

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled "Risk Factors" in the Company's Annual Report on Form 10-K, as amended, for the year ended April 30, 2010, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

<toc>

The next full scale prototype, a 2 kW OPC, was manufactured and tested in the Black Sea at the Experimental division of the Sevastopol Marine Hydrophysical Institute. An official letter from the Institute confirms that OPC is an effective and reliable device for power production derived from sea waves.

Further development of the construction of Ocean Power Converters has led to the creation of a simpler, more reliable, less expensive OPC device. In October of 2007, the trade association IPC filed a Patent Cooperation Treaty application to install a new model of OPC. Estimated costs of electrical power produced by improved OPCs do not exceed 3 cents per kWh, with an expected lifetime of no less than 15 years. The estimated resource of the world's ocean wave energy potential, in management's opinion, is about 100TW.

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

     25 million pounds from 199 to 2005 (approximately $47 million USD)

     50 million pounds from 2006 to 2008 (approximately $95 million USD)

     42 million pounds to support developed prototypes (not R&D) (approximately $80 million USD)

     8 million pounds to support infrastructure projects and address environmental issues (approximately $15 million USD).

PRODUCT BACKGROUND

Managements' research shows that the energy of sea waves increases in proportion to the third power of amplitude; therefore, each 10-meter wave generates 150 kW per meter of wave front. In this case, a 1000 meter-coastline power plant can produce 15 MW with 10% efficiency, enough power to supply a small town of 30,000 inhabitants.

<toc>

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

<toc>

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

<toc>

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

<toc>

RESULTS OF OPERATIONS

Revenue for the quarter ended July 31, 2010 was $0. We are in a development stage. We were organized in November 28, 2007 and have not generated revenues to date.

For the quarter ended July 31, 2010, we recorded a net loss of $50. We incurred operating expense of $50 and these expenses consisted of General and Administrative expenses of $50.

For the period from November 28, 2007 to July 31, 2010, we recorded a net loss of $71,024. We incurred operating expense of $71,024 and these expenses consisted of General and Administrative expenses of $17,224 and Professional expenses of $53,800.

LIQUIDITY AND CAPITAL RESOURCES

We believe the proceeds from private placements and the reserves will generate sufficient cash in assisting with the operating needs of the Company. Our management is continuing to inquire into new investments to provide for further research and development capital and assisting further acquisitions over the next twelve months. We cannot continually incur operating losses in the future and may decide that we can no longer continue with our business operations as detailed in our original business plan because of a lack of financial results and a lack of available financial resources

Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. Our principal use of funds has been for the further development of our OPC/WEPP Project, for capital expenditures and general corporate expenses.

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

<toc>

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of July 31, 2010. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2010, our internal control over financial reporting was effective.

   b)  Changes in Internal Control over Financial Reporting.

During the Quarter ended July 31, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.           RISK FACTORS

You should carefully consider the following risk factors together with the other information contained in this Interim Report on Form 10-Q, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended. If any of the risks factors actually occur, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline. We believe there are no changes that constitute material changes from the risk factors previously disclosed in the prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933 and include or reiterate the following risk factors:

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

<toc>

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no other changes in securities and small business issuer purchase of equity securities during the period ended July 31, 2010.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended July 31, 2010.

ITEM 4.            REMOVED AND RESERVED

ITEM 5.            OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

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

Date: September 20, 2010	By: /s/ Valentyna Stupenko

Valentyna Stupenko
President, Chief Executive Officer (Principle Executive Officer), Chief Financial Officer

<toc>