Form 10-Q
period 2010-10-31
OCEAN ENERGY, INC
filed 2010-12-20
CIK 1437494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
[X]			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	October 31, 2010

or

[ ]			TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from		to

Commission File Number: 000-53382

SINO CEMENT, INC.

(Exact name of registrant as specified in its charter)

Nevada		26-2210011

(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

1984 Isaac Newton Square West, Suite 202, Reston, VA		20190

(Address of principal executive offices)		(Zip Code)

(703) 888-6922

(Registrant's telephone number, including area code)

Ocean Energy, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

		[X]	YES	[ ]	NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

		[ ]	YES	[ ]	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer			[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company			[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
		[ ]	YES	[ ]	NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

		[X]	YES	[ ]	NO

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
15,968,617 common shares issued and outstanding as of December 20, 2010

SINO CEMENT, INC.
INDEX TO FORM 10-Q FILING
FOR THE SIX MONTHS ENDED OCTOBER 31, 2010

Table of Contents

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

General

The accompanying reviewed interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended April 30, 2010. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended October 31, 2010 are not necessarily indicative of the results that can be expected for the year ending.

Sino Cement Inc. ( A Development Stage Company) BALANCE SHEETS

	October 31, 2010	April 30, 2010

	(unaudited)	(audited)
ASSETS

Current Assets
Cash	$17	$25,017

Total Assets	17	$25,017

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$9,274	$5,840
Loan from related party	34,221	49,151

Total Current Liabilities	43,495	54,991

Stockholders' Equity (Deficit)
Common Stock, 98,167,538 shares authorized at $0.001 par value 15,968,617 shares issued and outstanding as of October 31, 2010 and April 30, 2010	15,969	15,969
Additional Paid in Capital	25,031	25,031
Deficit Accumulated During Development Stage	(84,478)	(70,974)

Total Stockholders' Equity (Deficit)	(43,478)	(29,974)

Total liabilities and stockholders' equity (deficit)	$17	$25,017

The accompanying notes are an integral part of these financial statements

Sino Cement Inc. ( A Development Stage Company) STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended October 31		For the six months ended October 31		From Inception November 28, 2007 through October 31

	2010	2009	2010	2009	2010

Revenue:
Revenue	-	-	-	-	-

Total Revenue	-	-	-	-	-

Expenses:
General and Administrative	5,954	780	6,004	1,130	23,178
Consulting, Legal and Accounting	7,500	6,500	7,500	11,500	61,300

Total expenses	13,454	7,280	13,504	12,630	84,478

Loss before income taxes	(13,454)	(7,280)	(13,504)	(12,630)	(84,478)

Provision for income taxes	-	-	-	-	-

Net loss	$(13,454)	$(7,280)	$(13,504)	$(12,630)	$(84,478)

Basic and Diluted Earnings (Loss) per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares	15,968,617	15,968,617	15,968,617	15,968,617

The accompanying notes are an integral part of these financial statements

Sino Cement Inc. ( A Development Stage Company) STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (From November 28, 2007 (Inception) through October 31, 2010)

	Common Stock		Additional Paid in Capital	Deficit Accumulated during the development stage	Total Equity

	Shares	Amount

Balance at Inception, November 28, 2007	-	$0	$0	$0	$0

Common Shares issued to Founders at $0.001 per share (par value) on January 15, 2008 for services rendered	11,780,127	11,780	(2,780)	0	9,000

Common Shares issued for cash at $0.01 per share (par value $0.001) on April 15, 2008	4,188,490	4,188	27,812		32,000

Net (loss) for the period from inception on November 28, 2007 through April 30, 2008				(21,500)	(21,500)

Balance, April 30, 2008	15,968,617	15,969	25,031	(21,500)	19,500

Net (loss) for the year ended April 30, 2009				(30,842)	(30,842)

Balance, April 30, 2009	15,968,617	15,969	25,031	(52,342)	(11,342)

Net (loss) for the year ended April 30, 2010				(18,632)	(18,632)

Balance, April 30, 2010	15,968,617	15,969	25,031	(70,974)	(29,974)

Net (loss) for the six months ended October 31, 2010				(13,504)	(13,504)

Balance, October 31, 2010 (Unaudited)	15,968,617	15,969	25,031	(84,478)	(43,478)

Note:  On September 15, 2010 the Company affected a 1.3089005 for 1 forward split of its capital structure such that every one share of common stock issued and outstanding prior to the split was exchanged for 1.3089005 post-split shares of common stock.

The accompanying notes are an integral part of these financial statements

Sino Cement Inc. ( A Development Stage Company) STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months Ended October 31		From Inception November 28, 2007 through October 31

	2010	2009	2010

Operating Activities:
Net income (loss)	$(13,504)	(12,630)	$(84,478)
Stock issued for services			9,000
Increase (decrease) in accounts payable	3,434	(1,500)	9,274

Net cash provided by (used in) operating activities	(10,070)	(14,130)	(66,204)

Investing Activities:
(Purchases)/disposal of equipment	-	-	-

Cash (used) in investing activities	-	-	-

Financing Activities:
Loan from to related party	(14,930)	14,130	34,221
Proceeds from the sale of Stock	-	-	32,000

Net cash provided by (used in) financing activities	(14,930)	14,130	66,221

Net increase (decrease) in cash and cash equivalents	(25,000)	-	17

Cash at beginning of the period ended	25,017	199	-

Cash at end of the period ended	$17	199	$17

Supplemental Information:
Interest	$-	-	$-

Taxes	$-	-	$-

Non-cash transactions:
Stock Issued for Services	-	-	$9,000

The accompanying notes are an integral part of these financial statements

SINO CEMENT, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
OCTOBER 31, 2010

NOTE 1.  GENERAL ORGANIZATION AND BUSINESS

Sino Cement, Inc. was incorporated in Nevada on November 28, 2007 with the purpose of profitably producing and distributing Ocean Power Converters ("OPC") and supplying them to seashore consumers. This innovative, patent-pending technology is the result of 15 years of improvement of the Wincrants rotor executed by the Chief Executive Officer of the Company. Nine prototypes of OPC have been manufactured and tested, one of which was installed and tested in the city of Suva, Fiji Islands, by the University of the South Pacific. After this was completed, an official letter regarding the successful realization of the project was issued. Interest in the development of the engineering of sea wave power was revealed by the South Pacific Geoscience Application Commission - SOPAC (Fiji) and by the governments of Nauru, Kiribati, Tonga, Tuvalu, Samoa, Bahamas, and others.

Effective September 15, 2010, we changed our name from "Ocean Energy, Inc." to "Sino Cement, Inc.", by way of a merger with our wholly owned subsidiary Sino Cement, Inc., which was formed solely for the change of name.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months period ended October 31, 2010 are not necessarily indicative of the results that may be expected for the year ending April 30, 2011. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended April 30, 2010.

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

Cash and Cash Equivalents

Cash and cash equivalents include all short-term liquid investments that are readily convertible to know amounts of cash and have original maturities of three months or less. As of October 31, 2010, the Company cash balance is $17.

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

NOTE 3.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from inception to October 31, 2010 of $84,478.

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

NOTE 5.  STOCKHOLDERS EQUITY

The Company is authorized to issue 98,167,538 common shares with a $0.001 par value. As of October 31, 2010, 15,968,617 shares were issued and outstanding.

On January 15, 2008, the Company issued 9,816,773 shares, par value $0.001, common stock for amount $7,500 to Valentyna Stupenko, CEO and a Founder, for services rendered.

On January 15, 2008, the Company issued 1,963,354 shares,par value $0.001, common stock for amount $1,500 to Yuiy Milkov, CTO (Chief Technology Officer) and a Founder, for services rendered.

On April 15, 2008, the Company issued 4,188,490 restricted shares of common stock, par value $0.001, for $32,000 cash.

Stock split

On September 15, the Company has got a split of the common stock on a 1.3089005 new share for each 1 old share. After stock-split, the issued and outstanding common stocks were increased from 12,200,000 shares of common stock with a par value of $0.001 to 15,968,617 shares of common stock with a par value of $0.001.

NOTE 6.  RELATED PARTY TRANSACTIONS

On October 31, 2010 the Company loaned from Valentyna Stupenko, CEO and a Founder, with the amount of $35,001 for administrative purposes. The amount due to the related party is unsecured and non interest-bearing and remains outstanding.

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

In this Quarterly Report on Form 10-Q, "Company," "our company," "us," and "our" refer to Sino Cement, Inc. unless the context requires otherwise.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended October 31, 2010, which are included herein.

Our operating results for the three and six months ended October 31, 2010 and 2009 are summarized as follows:

		Three Months Ended October 31,				Six Months Ended October 31,				November 18, 2007 (inception) to October 31, 2010

		2010		2009		2010		2009

Revenue	$		$		$		$		$
Consulting, legal and accounting		$7,500		$6,500		$7,500		$11,500		$61,300
General and administrative		$5,954		$780		$6,004		$1,130		$23,178

Our expenses, as well as our net loss for the three months ended October 31, 2010 were $13,454 compared to 7,280 during the same period in 2009. Our expenses, as well as our net loss for the six months ended October 31, 2010 were $13,504 compared to 12,630 during the same period in 2009. Our expenses, as well as our net loss for the period from November 18, 2007 (inception) to October 31, 2010 were $84,478.

Our total current liabilities as of October 31, 2010 were $43,495 as compared to total liabilities of $54,911 as of April 30, 2010. The decrease was due to the payment made during the six months.

Liquidity and Financial Condition

Working Capital

	At	At
	October 31,	April 30,
	2010	2010

Current Assets	$17	$25,017
Current Liabilities	$43,495	$54,991
Working Capital (Deficit)	$(43,478)	$(29,974)

Cash Flows

		Six Months Ended				November 17, 2008 to October 31, 2010
		October 31,

		2010		2009

Net Cash Provided (Used) by Operating Activities		$(10,070)		$(14,130)		$(66,204)
Net Cash Provided (Used) by Financing Activities		$(14,930)		$14,130		$66,221
Increase (Decrease) in Cash During the Period	$		$		$

Operating Activities

Net cash used by operating activities during the six month periods ended October 31, 2010 and October 31, 2009 was entirely the result of payment for CPA fee, legal fee, and other operating expense.

Investing Activities

We did not have any investing activities during the nine months ended October 31, 2010 and 2009.

Financing Activities

Net cash used and provided by financing activities during the six month periods ended October 31, 2010 and October 31, 2009 was entirely the result of repayment and loans from related parties. During the period ended in 2010 we retired $14,930 worth of loans from a related party. During the same period in 2009 we received $14,130 in loans from related parties.

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our budgeted expenses.

CRITICAL ACCOUNTING POLICIES

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

Item 4.  Controls and Procedures

    a)  Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, chief executive officer and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the chief executive officer and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our chief executive officer and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer) is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Our chief executive officer and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer) evaluated the effectiveness of the company's internal control over financial reporting as of October 31, 2010. In making this assessment, our chief executive officer and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer) used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this evaluation, our chief executive officer and chief financial officer (also our principal executive officer, principal financial officer and principal accounting officer) concluded that, as of October 31, 2010, our internal control over financial reporting was effective.

    b)  Changes in Internal Control over Financial Reporting.

During the Quarter ended October 31, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (Incorporated by reference to the Form. SB-2 filed with the Securities and Exchange Commission on July 11, 2007);
3.2	By-laws (Incorporated by reference to the Form. SB-2 filed with the Securities and Exchange Commission on July 11, 2007)
3.3	Articles of Merger (Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on September 21, 2010)
3.4	Certificate of Change (Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on September 21, 2010)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Section 302 Certification under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1	Section 906 Certifications under Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 20, 2010	By: /s/ Valentyna Stupenko
Valentyna Stupenko
President, Chief Executive Officer, Chief Financial Officer and Director (Principle Executive Officer, Principal Financial Officer and Principal Accounting Officer)