Form 10-Q
period 2011-01-31
SINO CEMENT, INC
filed 2011-02-23
CIK 1437494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	January 31, 2011

or

[ ]			TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from		to

Commission File Number:	000-53382

SINO CEMENT, INC.

(Exact name of registrant as specified in its charter)

Nevada		26-2210011

(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

1984 Isaac Newton Square West, Suite 202, Reston, VA		20190

(Address of principal executive offices)		(Zip Code)

(703) 888-6922

(Registrant's telephone number, including area code)

N/A

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

Large accelerated filer	[ ]	Accelerated filer			[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company			[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		[X]	YES	[ ]	NO

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
15,968,617 common shares issued and outstanding as of February 20, 2011

SINO CEMENT, INC.
INDEX TO FORM 10-Q FILING
FOR THE NINE MONTHS ENDED JANUARY 31, 2011

Table of Contents

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

General

The accompanying reviewed interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended April 30, 2010. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended January 31, 2011 are not necessarily indicative of the results that can be expected for the year ending.

Sino Cement Inc. (A Development Stage Company) BALANCE SHEETS

	January 31, 2011	April 30, 2010

	(unaudited)	(audited)
ASSETS

Current Assets
Cash	$17	$25,017

Total Assets	17	$25,017

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$12,014	$5,840
Loan from related party	38,291	49,151

Total Current Liabilities	50,305	54,991

Stockholders' Equity (Deficit)
Common Stock, 98,167,538 shares authorized at $0.001 par value 15,968,617 shares issued and outstanding as of January 31, 2011 and April 30, 2010	15,969	15,969
Additional Paid in Capital	25,031	25,031
Deficit Accumulated During Development Stage	(91,288)	(70,974)

Total Stockholders' Equity (Deficit)	(50,288)	(29,974)

Total liabilities and stockholders' equity (deficit)	$17	$25,017

The accompanying notes are an integral part of these financial statements

Sino Cement Inc. (A Development Stage Company) STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended January 31,		For the nine months ended January 31,		From Inception November 28, 2007 through January 31,

	2011	2010	2011	2010	2011

Revenue:
Revenue	-	-	-	-	-

Total Revenue	-	-	-	-	-

Expenses:
General and Administrative	3,810	250	9,814	1,380	26,988
Consulting, Legal and Accounting	3,000	2,500	10,500	14,000	64,300

Total expenses	6,810	2,750	20,314	15,380	91,288

Loss before income taxes	(6,810)	(2,750)	(20,314)	(15,380)	(91,288)

Provision for income taxes	-	-	-	-	-

Net loss	$(6,810)	$(2,750)	$(20,314)	$(15,380)	$(91,288)

Basic and Diluted Earnings (Loss) per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares	15,968,617	15,968,617	15,968,617	15,968,617

The accompanying notes are an integral part of these financial statements

Sino Cement Inc. (A Development Stage Company) STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (From November 28, 2007 (Inception) through January 31, 2011)

	Common Stock		Additional Paid in Capital	Deficit Accumulated during the Development Stage	Total Equity

	Shares	Amount

Balance at Inception, November 28, 2007	-	$0	$0	$0	$0

Common Shares issued to Founders at $0.001 per share (par value) on January 15, 2008 for services rendered	11,780,127	11,780	(2,780)		9,000

Common Shares issued for cash at $0.01 per share (par value $0.001) on April 15, 2008	4,188,490	4,188	27,812		32,000

Net (loss) for the period from inception on November 28, 2007 through April 30, 2008				(21,500)	(21,500)

Balance, April 30, 2008	15,968,617	15,969	25,031	(21,500)	19,500

Net (loss) for the year ended April 30, 2009				(30,842)	(30,842)

Balance, April 30, 2009	15,968,617	15,969	25,031	(52,342)	(11,342)

Net (loss) for the year ended April 30, 2010				(18,632)	(18,632)

Balance, April 30, 2010	15,968,617	15,969	25,031	(70,974)	(29,974)

Net (loss) for the nine months ended January 31, 2011				(20,314)	(20,314)

Balance, January 31, 2011 (Unaudited)	15,968,617	15,969	25,031	(91,288)	(50,288)

Note:  On September 15, 2010 the Company affected a 1.3089005 for 1 forward split of its capital structure such that every one share of common stock issued and outstanding prior to the split was exchanged for 1.3089005 post-split shares of common stock.

The accompanying notes are an integral part of these financial statements

Sino Cement Inc. (A Development Stage Company) STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended January 31,		From Inception November 28, 2007 through January 31,

	2011	2010	2011

Operating Activities:
Net income (loss)	$(20,314)	(15,380)	$(91,288)
Stock issued for services			9,000
Increase (decrease) in accounts payable	6,174	1,250	12,014

Net cash provided by (used in) operating activities	(14,140)	(14,130)	(70,274)

Investing Activities:
(Purchases)/disposal of equipment	-	-	-

Cash (used) in investing activities	-	-	-

Financing Activities:
Loan from to related party	(10,860)	14,130	38,291
Proceeds from the sale of Stock	-	-	32,000

Net cash provided by (used in) financing activities	(10,860)	14,130	70,291

Net increase (decrease) in cash and cash equivalents	(25,000)	-	17

Cash at beginning of the period ended	25,017	199	-

Cash at end of the period ended	$17	199	$17

Supplemental Information:
Interest	$-	-	$-

Taxes	$-	-	$-

Non-cash transactions:
Stock Issued for Services	-	-	$9,000

The accompanying notes are an integral part of these financial statements

Sino Cement Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
JANUARY 31, 2011

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months period ended January 31, 2011 are not necessarily indicative of the results that may be expected for the year ending April 30, 2011. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended April 30, 2010.

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

Cash and Cash Equivalents

Cash and cash equivalents include all short-term liquid investments that are readily convertible to know amounts of cash and have original maturities of three months or less. As of January 31, 2011, the Company cash balance is $17.

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

NOTE 3.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from inception to January 31, 2011 of $91,288.

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

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately to generate revenues.

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

NOTE 5.  STOCKHOLDERS EQUITY

The Company is authorized to issue 98,167,538 common shares with a $0.001 par value. As of January 31, 2011, 15,968,617 shares were issued and outstanding.

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

NOTE 6.  RELATED PARTY TRANSACTIONS

On January 31, 2011 the Company loaned from Valentyna Stupenko, CEO and a Founder, with the amount of $38,291 for administrative purposes. The amount due to the related party is unsecured and non interest-bearing and remains outstanding.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of our company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward-looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in our company's business. Our company adopted at management's discretion, the most conservative recognition of revenue based on the most astringent guidelines of the Securities and Exchange Commission in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative Securities and Exchange Commission recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled "Risk Factors" in our Annual Report on Form 10-K, as amended, for the year ended April 30, 2010, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

In this Quarterly Report on Form 10-Q, "we", "us", "our", "our company," and "Sino," and refer to Sino Cement, Inc. unless the context requires otherwise.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended January 31, 2011, which are included herein.

Our operating results for the three and nine months ended January 31, 2011 and 2010 are summarized as follows:

		Three Months Ended January 31,				Nine Months Ended January 31,				November 28, 2007 (inception) to January 31, 2011

		2011		2010		2011		2010

Revenue	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Consulting, legal and accounting		$3,000		$2,500		$10,500		$14,000		$64,300
General and administrative		$3,810		$250		$9,814		$1,380		$26,988

Our expenses, as well as our net loss for the three months ended January 31, 2011 were $6,810 compared to $2,750 during the same period in 2010. Our expenses, as well as our net loss for the nine months ended January 31, 2011 were $20,314 compared to $15,380 during the same period in 2010. Our expenses, as well as our net loss for the period from November 28, 2007 (inception) to January 31, 2011 were $91,288.

Our total current liabilities as of January 31, 2011 were $50,305 as compared to total liabilities of $54,991as of April 30, 2010.

Liquidity and Financial Condition

Working Capital

	At	At
	January 31,	April 30,
	2011	2010

Current Assets	$17	$25,017
Current Liabilities	$50,305	$54,991
Working Capital (Deficit)	$(50,288)	$(29,974)

Cash Flows

	Nine Months Ended January 31,			November 28, 2007 (inception) to January 31, 2011

	2011		2010

Net Cash Provided (Used) by Operating Activities	$(14,140)		$(14,130)	$(70,274)
Net Cash Provided (Used) by Financing Activities	$(10,860)		$14,130	$38,291
Increase (Decrease) in Cash During the Period	$(25,000)	$	Nil	$17

Operating Activities

Net cash used by operating activities during the nine month periods ended January 31, 2011 and January 31, 2010 was primarily the result of cash used for general operations.

Investing Activities

We did not have any investing activities during the nine months ended January 31, 2011 and 2010.

Financing Activities

Net cash used and provided by financing activities during the nine month periods ended January 31, 2011 and January 31, 2010 was entirely the result of repayment and loans from related parties.

Plan of Operation

You should read the following discussion of our financial condition and results of operations together with our unaudited financial statements and the notes thereto included elsewhere in this filing. Our unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Anticipated Cash Requirements

We estimate that our expenses over the next 12 months will be approximately $30,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
General and administrative	12 months	10,000
Consulting, Legal and Accounting	12 months	20,000
Total		30,000

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

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

Stock Based Compensation

We follow ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. We have not adopted a stock option plan and have not granted any stock options. We have granted stock awards, at par value, to its officers, directors and advisors for services rendered in its formation. Accordingly, stock-based compensation has been recorded to date.

Earnings per Share

The basic earnings (loss) per share is calculated by dividing our net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing our net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in our company.

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

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) evaluated the effectiveness of the company's internal control over financial reporting as of January 31, 2011. In making this assessment, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this evaluation, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that, as of January 31, 2011, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

During the quarter ended January 31, 2011, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any litigation and, to our knowledge, no action, suit or proceeding has been threatened against our company except with threatened litigation in regard to unpaid debt obligations, and one employee claiming unlawful termination. No actions regarding the unpaid debt have been initiated as of this date.   We also believe that the wrongful termination suit has no merit.  There are no material proceedings to which any director, officer or affiliate of our company or security holder is a party adverse to our company or has a material interest adverse to our company.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (Incorporated by reference to the Form. SB-2 filed with the Securities and Exchange Commission on July 11, 2007);
3.2	By-laws (Incorporated by reference to the Form. SB-2 filed with the Securities and Exchange Commission on July 11, 2007)
3.3	Articles of Merger (Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on September 21, 2010)
3.4	Certificate of Change (Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on September 21, 2010)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2011	/s/ Qingyan Wang

Qingyan Wang
President, Chief Executive Officer, Chief Financial Officer and Director (Principle Executive Officer, Principal Financial Officer and Principal Accounting Officer)