Form 10-Q/A
period 2011-01-31
SINO CEMENT, INC
filed 2011-02-25
CIK 1437494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment #1

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
15,968,617 common shares issued and outstanding as of February 20, 2011

Explanatory Note: We are amending this Quarterly Report on Form 10-Q in order to include subsequent event disclosure in our financial statements. This disclosure was omitted from the originally filed Form 10-Q. The remainder of this filing remains unchanged.

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

NOTE 8.  SUBSEQUENT EVENT

We acquired a People's Republic of China (the "PRC") based cement producer in accordance with a Share Exchange Agreement dated February 21, 2011 ("Exchange Agreement") made by and among Sino Cement, Inc., ("Company") a Nevada corporation, Valentyna Stupenko, Tiger Fair Limited ("Tiger Fair"), a Hong Kong corporation and King Harbour International Limited ("King Harbour"), a company incorporated in the British Virgin Islands.

On February 21, 2011, we completed a reverse acquisition transaction with King Harbour pursuant to which we acquired 100% of the issued and outstanding capital stock of Tiger Fair in exchange for 14,250,000 shares of our common stock, par value $0.001, which constituted 92% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the reverse acquisition and after giving effect to a cancellation of 14,718,590 shares of our common stock by our former director and officer and other shareholders on the same day.

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